Form 10QSB
period 2004-11-30
PRO-TECH HOLDINGS LTD.
filed 2005-01-14
CIK 1290504

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

☒  Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended November 30, 2004.

☐  Transition Report pursuant to 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period __________________ to __________________

Commission File Number 333-115637

Pro-Tech Holdings Ltd.
(Exact name of small Business Issuer as specified in its charter)

Nevada	41-2122221
(State or other jurisdiction of	(IRS Employer Identification No.)
incorporation or organization)

Box 18, Suite 323-595 Howe Street
Vancouver, British Columbia, Canada	V6C 2T5
(Address of principal executive offices)	(Postal or Zip Code)

Issuer’s telephone number, including area code:	604-682-8468

____________________________________________________________
(Former name, former address and former fiscal year, if changed since last report)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the
Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the issuer was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days    ☒   Yes     ☐   No

State the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 9,100,000 Shares of $0.001 par value Common Stock issued and outstanding as of
November 30, 2004.

PART 1 – FINANCIAL INFORMATION

Item 1. Financial Statements

The accompanying unaudited financial statements have been prepared in accordance with the instructions to Form 10-QSB and Item 310 (b) of Regulation S-B, and, therefore, do not include all information and footnotes necessary for a complete presentation of financial position, results of operations, cash flows, and stockholders’ equity in conformity with generally accepted accounting principles. In the opinion of management, all adjustments considered necessary for a fair presentation of the results of operations and financial position have been included and all such adjustments are of a normal recurring nature. Operating results for the nine months ended November 30, 2004 are not necessarily indicative of the results that can be expected for the year ending February 28, 2005.

PRO–TECH HOLDINGS LTD.

INTERIM CONSOLIDATED FINANCIAL STATEMENTS

November 30, 2004

(Stated in US Dollars)

(Unaudited)

PRO–TECH HOLDINGS LTD.
INTERIM CONSOLIDATED BALANCE SHEETS
November 30, 2004 and February 29, 2004
(Stated in US Dollars)
(Unaudited)

	November 30,	February 29,
	2004	2004

ASSETS

Current
Cash	$-	$57,183
Accounts receivable (net of allowance of $31,341)	9,144	35,641
Inventory	15,185	12,461
Prepaid expenses and deposits	1,192	636

	25,521	105,921
Goodwill	90,152	90,152

	$115,673	$196,073

LIABILITIES

Current
Bank overdraft	$4,878	$-
Accounts payable and accrued liabilities – Note 3	105,291	85,368
Due to related parties – Note 3	66,436	53,093
Loan payable	13,739	9,953

	190,344	148,414

STOCKHOLDERS’ EQUITY (DEFICIENCY)

Capital stock
Common stock, $0.001 par value, 70,000,000 shares authorized
Preferred stock, $0.001 par value, 5,000,000 shares
authorized
9,100,000 common shares issued and outstanding	9,100	9,100
Additional paid-in capital	49,000	49,000
Accumulated other comprehensive loss	(16,856)	-
Deficit	(115,915)	(10,441)

	(74,671)	47,659

	$115,673	$196,073

SEE ACCOMPANYING NOTES

PRO–TECH HOLDINGS LTD.
INTERIM CONSOLIDATED STATEMENT OF OPERATIONS
for the three and nine month period ended November 30, 2004
(Stated in US Dollars)
(Unaudited)

	Three months	Nine months
	ended	ended
	November 30,	November 30,
	2004	2004

Sales	$32,533	$146,765

Cost of sales	13,784	89,661

Gross profit	18,749	57,104

Expenses
Accounting and audit fees	9,605	25,113
Advertising	5,833	14,074
Auto expenses	2,290	9,996
Bad debts (recovery)	(2,198)	15,494
Bank charges and interest	1,633	5,060
Consulting fees – Note 3	10,876	45,678
Filing and listing fees	2,774	2,774
Investor relations	466	1,864
Legal fees	1,942	5,250
Office and general	425	7,560
Rent – Note 3	2,677	16,587
Salaries and benefits	72	3,060
Telephone	2,902	6,859
Transfer agent fees	1,000	1,000
Travel	49	2,120

	40,346	162,489

Loss before other item	(21,597)	(105,385)

Other item
Foreign exchange loss	-	(89)

Net loss for the period	$(21,597)	$(105,474)

Basic and diluted loss per share	$(0.00)	$(0.01)

Weighted average number of common shares outstanding	9,100,000	9,100,000

SEE ACCOMPANYING NOTES

PRO–TECH HOLDINGS LTD.
INTERIM CONSOLIDATED STATEMENT OF COMPREHENSIVE LOSS
for the three and nine month period ended November 30, 2004
(Stated in US Dollars)
(Unaudited)

	Three months	Nine months
	ended	ended
	November 30,	November 30,
	2004	2004

Net loss	$(21,597)	$(105,474)

Other Comprehensive Loss
Foreign currency translation adjustment	(14,199)	(16,856)

Comprehensive loss	$(35,796)	$(122,330)

SEE ACCOMPANYING NOTES

PRO–TECH HOLDINGS LTD.
INTERIM CONSOLIDATED STATEMENT OF CASH FLOWS
for the nine month period ended November 30, 2004
(Stated in US Dollars)
(Unaudited)

Nine months
ended
November 30,
2004

Operating Activities
Net loss for the period	$(105,474)
Changes in non-cash working capital items related to
operations:
Accounts receivable	26,497
Inventory	(2,724)
Prepaid expenses and deposits	(556)
Accounts payable and accrued liabilities	19,923

Cash used in operating activities	(62,334)

Financing Activities
Bank overdraft	4,878
Increase in due to related parties	13,343
Increase in loans payable	3,786

Cash provided by financing activities	22,007

Effect of foreign exchange rate changes on cash	(16,856)

Decrease in cash during the period	(57,183)

Cash, beginning of the period	57,183

Cash, end of the period	$-

Supplemental disclosure of cash flow information
Cash paid for:
Interest	$-

Income taxes	$-

SEE ACCOMPANYING NOTES

PRO–TECH HOLDINGS LTD.
INTERIM CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY (DEFICIENCY)
for the period December 23, 2003 (Date of Inception) to November 30, 2004
(Stated in US Dollars)
(Unaudited)

			Additional	Other
	Common Stock		Paid-in	Comprehensive
	Number	Par Value	Capital	Loss	Deficit	Total
Issuance of common stock
for cash – at $0.001	5,100,000	$5,100	$-	$-	$-	$5,100

Issuance of common stock for acquisition
of Power Grow System Ltd. – at $0.001	3,000,000	3,000	-	-	-	3,000

Issuance of common stock forcash – at $0.05	1,000,000	1,000	49,000	-	-	50,000

Net loss for the period	-	-	-	-	(10,441)	(10,441)

Balance, February 29, 2004	9,100,000	9,100	49,000	-	(10,441)	47,659

Other comprehensive loss for the period	-	-	-	(16,856)	-	(16,856)

Net loss for the period	-	-	-	-	(105,474)	(105,474)

Balance, November 30, 2004	9,100,000	$9,100	$49,000	$(16,856)	$(115,915)	$(74,671)

SEE ACCOMPANYING NOTES

PRO–TECH HOLDINGS LTD.
NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS
November 30, 2004
(Stated in US Dollars)
(Unaudited)

Note 1	Interim Financial Statements

While the information presented in the accompanying nine months to November 30, 2004 financial statements is unaudited, it includes all adjustments which are, in the opinion of management, necessary to present fairly the financial position, result of operations and cash flows for the interim period presented in accordance with the accounting principles generally accepted in the United States of America. In the opinion of management, all adjustments considered necessary for a fair presentation of the results of operations and financial position have been included and all such adjustments are of a normal recurring nature.

Operating results for the quarter ended November 30, 2004 are not necessarily indicative of the results that can be expected for the year ending February 28, 2005.

Note 2	Principles of Consolidation

These consolidated financial statements include the accounts of the Company and its wholly- owned subsidiary, Power Grow System Ltd. All inter-company transactions and account balances have been eliminated.

Note 3	Related Party Transactions

During the nine months ended November 30, 2004, the Company incurred rent of $2,700 (three months ended November 30, 2004: $900) charged by a company with a director in common with the Company.

During the nine months ended November 30, 2004, the Company incurred consulting fees of $34,031 (three months ended November 30, 2004: $10,876) charged by companies with directors in common with the Company. These companies are owned by Nick Brusatore and Jason Bleuler.

These charges were measured by the exchange amount which is the amount agreed upon by the transacting parties.

Included in accounts payable at November 30, 2004 is $3,716 (February 29, 2004: $Nil) owing to directors and to a company with directors in common. This company is owned by Nick Brusatore and Jason Bleuler.

The amounts due to related parties represent advances and unpaid charges due to directors or to companies with directors in common with the Company and such advances are unsecured, non-interest bearing and have no specific terms of repayment. These companies are owned by Nick Brusatore and Jason Bleuler.

Item 2. Plan of Operation

Acquisition of Power Grow System Ltd.

We were incorporated on December 23, 2003 under the laws of the State of Nevada for the purpose of identifying and securing business opportunities in the plants growing equipment manufacturing industry.

Pursuant to an agreement dated February 2, 2004 and completed on February 29, 2004, we acquired 100% of the issued and outstanding shares of Power Grow System Ltd., a private British Columbia company. Pursuant to this agreement, Power Grow System Ltd. became our wholly owned subsidiary. In consideration of the transfer of all of the outstanding shares of Power Grow System Ltd., we issued a total of 3,000,000 shares of our common stock to the two Power Grow shareholders of which 1,500,000 were issued to Mr. Bleuler and 1,500,000 to Mr. Brusatore. These shares are subject to Rule 144 trading restrictions. In connection with the agreement, Mr. Bleuler was appointed to our Board of Directors. Both Mr. Bleuler and Mr. Brusatore remained directors of our subsidiary. We also agreed to lend, without any fixed terms of repayment, the sum of $6,000 to Power Grow System Ltd. in order to cover the costs associated with obligations incurred relating to the closing of the agreement. We commenced merged operation with our wholly owned subsidiary on February 29, 2004.

Power Grow System Ltd. was incorporated pursuant to the laws of British Columbia on August 20, 2001 for the purpose of designing, manufacturing and marketing sophisticated hydroponics plant growing equipment to be marketed in Canada and the United States to nurseries, garden centers, specialized hydroponics equipment shops, gardeners and home hobbyists who wish to grow their own fresh fruits, flowers, herbs and vegetables, year round, faster than conventional gardening, organically and free of outdoor pollutants, pests and weeds. Since its formation in August 2001, our wholly owned subsidiary has been successfully manufacturing and marketing three individual models of the hydroponics plant growing equipment.

Presently, we generate revenues from selling our four hydroponics equipment models to nurseries, garden centers, specialized hydroponics equipment shops and home hobbyists who wish to grow their own fresh fruits, flowers, herbs and vegetables year round in a manner that is faster than conventional gardening as well as organic and free of outdoor pollutants, pests and weeds. We receive $2,195 for each sale of one of our Single 600 Flower System, $2,995 for each sale of a Single-600 System and $3,995 for each sale of a Dual-600 System and $1,400 for each of our newly developed F 400 System.

For the nine months period ending November 30, 2004, we have manufactured and marketed, in the Vancouver metropolitan area and in the United States, an average of 9 hydroponics plant growing equipment units per month.

As of November 30, 2004 we had total assets of $115,673, including accounts receivable of $9,144, prepaid expenses of $1,192, inventory of $15,185 and goodwill of $90,152. The cash and equivalents represent the Company present source of liquidity.

Our liabilities at November 30, 2004 totaled $190,344, consisting of bank overdraft of $4,878, $105,291 in accounts payables, $66,436 due to related parties and $13,739 in loans payables.

For the nine months period commencing on March 1, 2004, date we commenced merged operations, and ending November 30, 2004 we generated gross revenues of $146,765 and we incurred a net loss for the same period of $105,474 .

During the three months period ended November 30, 2004 we generated gross revenues of $32,533 and incurred net losses of $21,597 for the period.

We have not realized significant revenues from the date of our merger with our wholly owned subsidiary to November 30, 2004, and we are presently operating at an ongoing deficit. Our ability to continue as an ongoing concern is dependent on our ability to generate revenues from expanded operation. Failing that we will need to raise additional capital, either debt or equity capital, to fund future operation and ultimately to attain profitable operation.

We anticipates that additional funding will be required in the form of debt financing or equity financing secured by the sale of our common stock to fund the development of our wholly owned subsidiary. There is no assurance that we will be able to secure additional sales of our common stock sufficient to fund our future development. Presently we do not have any arrangements in place with any related or unrelated third parties for future equity or debt financing.

In order to become profitable, we must expand our operations by increasing our production and distribution in the United States and Vancouver area to an average of 20 hydroponics plant growing equipment units every month and generate gross revenues from operation of approximately $61,200 every month. We have completed the development of a new, self contained and compact hydroponics plant growing equipment model called the F400 and sales of this model commenced in December 2004. We anticipate that sales of this new model will eventually represent 25% of our total units sales. We must also secure additional retail outlets and end users to purchase our hydroponics plant growing equipment units in order to achieve the projected $61,200 per month gross revenue level to be profitable. Initially, along with the marketing of our websites, we will rely on our directors and officers to contact additional retail outlets regarding the possibility of purchasing and marketing our hydroponics units. As our operations expand and we generate significant revenue, we intend to hire sales personnel for the purpose of securing additional sales. At present we have no plans to expand the production and distribution of our products outside of United States and Canada. Depending on our success in implementing our plan of operation in the existing area of production and distribution, we would evaluate the possibility of expansion into other geographical areas.

In addition to the general expenses related to the development, manufacturing, marketing and shipping our hydroponics equipment units, we anticipates incurring approximately $43,800 for administrative expenses related to disclosures and regulatory compliance matters including accounting and audit costs ($22,000) legal fees ($10,000), rent and office costs ($3,600), telephone costs ($1,000), Edgar filings ($1,800) and general administrative costs ($5,400) over the next 12 months.

On May 19, 2004, we filed an SB2 Registration Statement with The Security and Exchange Commission of the United States (SEC) in order to gain a reporting Status in the United States and in order to register our common stock. On December 7, 2004, we received the effective status with the SEC becoming a fully reporting company in the United States.

We have retained a market maker to sponsor a 15c211 application with the National Association of Securities Dealers (NASD) in order to have our common shares posted for trading on the NASD Over the Counter Bulletin Board (OTC BB) upon approval of this application. The 15c211 application has been accepted by NASD and, on January 11, 2004, our common shares were posted for trading on the OTC BB with the trading symbol of PTHD. OB.

Forward-Looking Statements

This Form 10-QSB includes -" forward-looking statements" within the meaning of the "safe-harbor" provisions of the Private Securities Litigation Reform Act of 1995. Such statements are based on management's current expectations and are subject to a number of factors and uncertainties that could cause actual results to differ materially from those described in the forward-looking statements.

All statements other than historical facts included in this Form, including without limitation, statements under "Plan of Operation", regarding our financial position, business strategy, and plans and objectives of management, are forward-looking statements.

Although we believes that the expectations reflected in such forward-looking statements are reasonable, we can give no assurance that such expectations will prove to have been correct. Important factors that could cause actual results to differ materially from our expectations include, but are not limited to, market conditions, competition and the ability to successfully complete financing.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

We are not a party to any pending legal proceeding. Management is not aware of any threatened litigation, claims or assessments.

Item 2. Changes in Securities

None

Item 3. Defaults Upon Senior Securities

None

Item 4. Submission of Matters to a Vote of Security Holders

None

Item 5. Other Information

None

Item 6. Exhibits and Report on Form 8-K

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes- Oxley Act of 2002

31.2	Certification of Chief Accounting Officer pursuant to Section 302 of the Sarbanes- Oxley Act of 2002

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley act of 2002.

32.2	Certification of Chief Accounting Officer pursuant to U. S. C. section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley act of 2002.

There were no reports filed on Form 8-K during the three month period ended June 30, 2004.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Pro-Tech Holdings Ltd.

/s/ Robert Hoegler
Robert Hoegler, Director

Date: January 14, 2005.