Form 10KSB
period 2005-02-28
Cascade Energy, Inc.
filed 2005-06-14
CIK 1290504

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-KSB

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended February 28, 2005.

TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _________________ to __________________

Commission file number: 333-115637

Cascade Energy, Inc.
Formerly
(Pro-Tech Holdings Ltd.)
(Exact name of Registrant as specified in its charter)

Nevada	41-2122221
(State or other jurisdiction of	(I.R.S. Employer Identification No.)
incorporation or organization)

13405 Folsom Blvd, Suite 820
Folsom, CA 95630
(Address of principal executive offices)

(916) 608-9700
Registrant’s telephone number, including area code

Securities to be registered pursuant to Section 12(b) of the Act:

Title of each class to be so registered	Name of each exchange on which each class is to be registered

None	None

Securities to be registered pursuant to Section 12(g) of the Act:

Common Stock
(Title of Class)

Check whether the Issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities
Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes ☒  No ☐

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B not contained in this form, and no disclosure will be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB.

Yes ☒  No ☐

State issuer’s net revenues for its most recent fiscal year: $189,139

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of a specified date within the past 60 days. (See definition of affiliate in Rule 12b-2 of the Exchange Act.)

$28,000,000 as at June 7, 2005, based on the last sale price of our shares

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date.

72,800,000 common shares as of June 7, 2005.

PART I

ITEM 1:   DESCRIPTION OF BUSINESS

We were incorporated on December 23, 2003 under the laws of the State of Nevada. We commenced business operations in February 2004 when we negotiated and acquired all of the shares of Power Grow System Ltd. Power Grow System Ltd., a company which was incorporated pursuant to the laws of British Columbia on August 20, 2001, and has been engaged in the design, manufacturing, marketing of a variety of sophisticated, easy to operate and maintain, hydroponics plant growing systems since inception. Through this subsidiary, we currently assemble and sell our hydroponics plant growing systems to a series of established distributors in North America and also directly to end users. We currently manufacture and distribute, mainly in the United States, an average of 10 hydroponics plant growing systems units on a monthly basis. We earn revenue by selling hydroponics plant growing equipment to nurseries, garden centers, selected hydroponics equipment retailers as well as home garden hobbyists who want to produce, year round, their fresh fruits, herbs, flowers and vegetables, in a controlled environment, organically, free of outdoor pollutants and insects and faster than traditional gardening. Some of our customers may use our products for the illegal cultivation of marijuana, although we do not market our products to such consumers. We are not aware of the percentage of customers that may use our products for such illegal purposes.

On February 2, 2004, we entered into an acquisition agreement with Nick Brusatore and Jason Bleuler to purchase all of the issued and outstanding shares in the capital stock of Power Grow System Ltd., a company incorporated on August 20, 2001 under the laws of the Province of British Columbia, Canada. In consideration for the purchase of all of the outstanding shares of Power Grow System Ltd. from, these shareholders, we issued a total of 3,000,000 shares of our common stock in equal proportions to Nick Brusatore and Jason Bleuler, the two shareholders of Power Grow System Ltd. prior to the acquisition. The closing of the agreement took place on February 29, 2004.

Our plan of operations for the fiscal year ended February 28, 2005 was to expand our business by attempting to:

1.
Complete the development and initiate the manufacturing and marketing of an additional, self contained and ready to operate, hydroponics plant growing equipment model called F400. This new compact model, was ready for marketing in December 2004 and has received reasonable market acceptance.

2.
In conjunction with the completion of development of the new hydroponics equipment model F400, we needed to secure additional retail outlets and end users to purchase our hydroponics units while increasing the number of our hydroponics units to be sold every month to at least 20.

Our objectives is to obtain these operational milestones during the fiscal year ended February 28, 2005 have not been met. Furthermore our revenues have remained constant and insufficient to cover costs relating to the manufacturing and distribution of our hydroponics equipment and to cover costs for general administration of our business activities. Even though we will attempt to maintain our current operational levels, we cannot give assurances that we will be successful in our endeavors to reach a profitable operation.

In view of the losses from operations in our last fiscal year and our inability to implement our Business Plan, we have decided to identify and secure business opportunities in the Oil and Gas energy sector and subsequent to our fiscal year ended February 28, 2005 have acquired a net 33.075% working interest in a natural gas exploration prospect located in the Sacramento Basin, California known as the Coyote Creek natural gas prospect.

Industries Overview,

1.         The Hydroponics Industry

Hydroponics has become the most widespread method of growing fruits, flowers, herbs and vegetables in commercial quantities in many countries of the world in large greenhouses and in self contained units without the utilization of soil. In traditional gardening, plants get root support, nutrients, water, and oxygen from the soil. In hydroponics systems, water with the added essential nutrients that normally would be available in a very fertile soil is infused to the plant in a controlled environment and quantities. Plants, like all living things, have certain requirements that need to be met for them to grow and thrive. These include water, nutrients, light, air, and structural support for the roots. Hydroponics culture requires only basic agriculture skills. Production takes place inside enclosures designed to control air and root temperatures, light, water, plant nutrition and adverse climate. The controlled environment also eliminates outdoor pollutants, pests and weeds that are present in soil. This is called Controlled Environment Agriculture or CEA. Hydroponics systems drastically reduce the amount of time needed to produce good plants, crops and fruit, allowing quicker turnaround to market. Countries with lack of arable land and water such as Iran, Mexico, Australia and certain Middle East nations are employing and researching the technology extensively. Likewise, systems are being used and researched in U.S. nuclear submarines, Russian space stations, various offshore drilling rigs, and by NASA in outer space to provide astronauts with fresh fruit and vegetables. ("History of Hydroponics" by Gary V. Deutschman Sr.)

The commercial hydroponics industry, largely greenhouse based, is centered in the affluent countries of the world such as the Netherlands, Spain, Canada, Japan, the United Kingdom, the USA, Italy, New Zealand and Australia. A 2001 study, "HYDROPONICS as an Agriculture Production System," conducted by Hassal & Associates Pty Ltd. for the Rural Industries Research & Development Corporation of Australia reports that these affluent countries account for over 19,000 hectares of the world wide (estimated to be 25,000 hectares) commercial hydroponics production area. Tomatoes, cucumbers, lettuce, peppers, herbs and flowers are the most important crops grown. In the same year, the total global value was estimated at $6 to $8 billion. The United States and Canada have a combined 2,400 hectares of hydroponics greenhouse crop production. This is small in comparison to that of the Netherlands, which has in excess of 10,000 acres. Canada has the third largest commercial hydroponics industry, and is currently expanding at 25% per annum farm gate value. Over 40% of greenhouses in Canada and the USA employ hydroponics in their food production and this figure is rising annually. Their produce is sold in most supermarket stores throughout North America and Europe to consumers seeking natural, pesticide-free vegetation. According to the same study, hydroponics is the most popular method of growing vegetables in glasshouses in Canada, and in 1998, greenhouse vegetation production accounted for almost 25% of total vegetable production.

The hydroponics retail industry developed as a result of the commercial hydroponics industry growth and the consumers' preference for fresh, organically grown, and natural foods. The hydroponics retail market ranges from small independent retailers to well-established chain stores that manufacture, distribute and retail hydroponics equipment and supplies. Consumers can buy a number of parts and hydroponics supplies (lamps, water pumps, irrigation systems, cabinets, pots, fertilizers, root mediums, plastic sheets, glass, etc.) to build their own do-it-yourself hydroponics plant growing equipment. Hydroponics parts and supplies are available from a myriad of retail outlets in Canada and the USA: hardware stores, nurseries, garden equipment suppliers, plumbers' suppliers, greenhouses suppliers, lighting outlets, indoor plant suppliers, hydroponics parts suppliers, etc. For those consumers and hobbyists who may not have the time and knowledge to build their own hydroponics equipment from parts, they can purchase self-contained, ready to operated units. These units can be purchased from a number of retailers (hydroponics shops, gardening shops and nurseries) and directly from hydroponics plant growing equipment manufacturers and distributors. As a result of consumer trends toward fresh, organically grown and environmentally friendly food products, there is confidence that this industry will continue to grow and thrive.

2.         Oil and Gas Industry

The International Energy Outlook Report for 2003 projects that primary consumption of oil in the U.S. will increase by 1.5 percent annually from 1999 to 2020, and that oil’s share in the U.S. energy mix will increase slightly, from 39.4 percent in 1999 to 39.7 percent in 2020, totaling 26.7 million barrels per day. Over the next 20 years, the expected trend of pricing should facilitate growth in U.S. oil demand. The report states that periodic production adjustments by OPEC members are not expected to have a significant long-term impact on world oil markets and that prices are expected to rise gradually through 2020 as the oil resource base is expanded.

California
California is the 4th largest oil producing state in the United States, behind Louisiana, Texas, and Alaska. California has an estimated reserve of 3.4 billion barrels of recoverable crude oil. As the world’s eighth-largest economy, California ranks second nationwide in total energy consumption yet produces a mere 16 percent of the natural gas it requires to satisfy demands. California government agencies are actively searching for incentives and solutions to increase natural gas production and infrastructure within the state to help increase supply to meet this growing demand and the State will readily buy up any supplies produced. Incidentally, California has an excellent infrastructure of natural gas pipelines to transmit production throughout the State, which translates into easier, timely and less-costly market delivery.

Employees
We have no employees other than our officers and directors. Power Grow, our wholly owned subsidiary, has an agreement with Mr. Jason Bleuler and C&CB Concept and Communication Business Inc., a private British Columbia company wholly owned by Mr. Bleuler, for sales and marketing services. Pursuant to the terms and conditions of this agreement, he and his company have agreed to provide his services to us as an exclusive sales and marketing agent for our hydroponics equipment. For his services, Mr. Bleuler and his company are paid a total of $3,333 per month and are reimbursed for reasonable expenses incurred by him in relation to the performance of his duties. We also reimburse him for vehicle's expenses while he acts in his capacity as our exclusive sales and marketing agent for our hydroponics plant growing equipment. The agreement commenced on January 1, 2003 and will remain in effect until January 30, 2006, unless earlier terminated. It may be renewed for an additional six month term with the mutual agreement of all parties. Either party may terminate the agreement for cause upon 30 days' notice. Mr. Bleuler acts as our Director and President, Chief Executive Officer and as a director of our wholly owned subsidiary.

All manual labor required for the assembly of our hydroponics plant growing equipment is outsourced to local manufacturing laborers on a part-time basis and as needed. These individuals, no more than two at any given time, provide us with the manual labor of assembling all electrical and mechanical parts and hydroponics components into a turnkey hydroponics equipment. Administrative functions and collection of revenues is contracted out on a part-time basis to one individual.

Risk Factors

In addition to the other information in this current report, the following factors should be carefully considered in evaluating our business and prospects:

Unsuccessful Operating History

We have a limited operating history upon which an evaluation of our future prospects can be made. Our business history has been limited to manufacturing and marketing of our Hydroponics Plant Growing Equipment and recently to the exploration and development of Oil and Gas prospects. Since inception our operation has been generating losses and we cannot give assurances that we will be successful in generating profits, from our recently acquired oil and gas prospects, in the future. Therefore we will be reviewing other business ventures or acquisition opportunities in the energy industry or other industries if they become available to us. Furthermore we cannot give assurances that we will be able to raise the financing necessary to maintain our current operation or develop any other business plan of new business assets that we may acquire in the future.

If We Do Not Obtain Additional Financing, We Will Not Be Able to Maintain Present Operation or Acquire Any Assets

As of February 28, 2005, we had no cash on hand and our present negative revenues are not sufficient to meet our obligation in connection to the hydroponics operation. In order to meet these obligations or acquire any additional business interest, we will have to raise funds necessary to meet our present Business obligations or to finance new operations. If we are not able to raise the funds necessary to fund our business objectives, we may have to suspend our present operation and delay the implementation of any future business plan.

We do not have arrangements for any financing and we can provide no assurance that we will be able to obtain the additional required financing needed. Obtaining additional financing will be subject to a number of factors, including:

•	Market conditions;
•	Investor acceptance of potential business assets; and
•	Investor sentiment.

These factors may make the timing, amount, terms and conditions of additional financing unattractive or unavailable to us. If we are not successful in achieving financing in the amount necessary to meet our present obligations in connection with our hydroponics equipment manufacturing and oil and gas business interests that we presently own or that we may acquire in the future, implementation of our business plan may fail or be delayed.

If We Are Unable To Generate Significant Revenues From Our Operations, Our Business Will Fail.

If we are unable to generate additional significant revenues from our hydroponics equipment manufacturing, our oil and gas and other business interest that we may acquire, we will not be able to achieve profitability or continue operations.

Because the Trading Market for Our Shares is Speculative and Volatile, Shareholders May Not Be Able to Sell Their Shares.

Our shares of common stock are quoted for trading on the OTC Bulletin Board and have been trading through the facilities of that quotation system. Due to the volatile and speculative nature of our trading market, we cannot assure you that you will be able to sell your shares for a reasonable price.

Our Securities May Be Subject to Penny Stock Regulation.

If the trading market for our securities remains volatile and the price of our common shares remains below $5.00 per share, then we will be subject to "penny stock" regulation. "Penny stock" rules impose additional sales practice requirements on broker-dealers who sell such securities to persons other than established customers and accredited investors (generally those with assets in excess of $1,000,000 or annual income exceeding $200,000 or $300,000 together with a spouse). For transactions covered by these rules, the broker-dealer must make a special suitability determination for the purchase of such securities and have received the purchaser's written consent to the transaction prior to the purchase.

Additionally, for any transaction involving a penny stock, unless exempt, the rules require the delivery, prior to the transaction, of a disclosure schedule prescribed by the Commission relating to the penny stock market. The broker-dealer also must disclose the commissions payable to both the broker-dealer and the registered representative and current quotations for the securities. Finally, monthly statements must be sent disclosing recent price information on the limited market in penny stocks. Consequently, the "penny stock" rules may restrict the ability of broker-dealers to sell our shares of common stock. The market price of our shares would likely suffer as a result.

Forward-Looking Statements

This Annual Report contains forward-looking statements that involve risks and uncertainties. We use words such as anticipate, believe, plan, expect, future, intend and similar expressions to identify such forward-looking statements. You should not place too much reliance on these forward-looking statements. Our actual results are most likely to differ materially from those anticipated in these forward-looking statements for many reasons, including the risks faced by us described in the Risk Factors section and elsewhere in this Report.

ITEM 2:   DESCRIPTION OF PROPERTY

Our principal executive and corporate offices are located at 13405 Folsom Blvd, Suite 820, Folsom, CA 95630. Mr. Sam Johal, our President and Chief Executive Officer, provides the office space and telephone service free of charge. The costs associated with the use of the telephone and mailing address are deemed by management to be immaterial.

Our Hydroponics administrative and marketing offices are located at 595 Howe Street, Suite 323, Vancouver, British Columbia, Canada. Mr. Robert Hoegler, our Director, rents these premises to our wholly owned subsidiary, on a monthly basis, for $400 per month. There are no formal agreements or arrangements with the Mr. Hoegler for the rent of this space.

ITEM 3:   LEGAL PROCEEDINGS

There are no legal proceedings pending or threatened against us.

ITEM 4:   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

In accordance with our bylaws, shareholders representing a majority of the shares entitled to vote approved in writing all business required to be transacted at an Annual General Meeting and/or Extraordinary Shareholders Meetings as follows:

1.
January 4, 2005 Robert Hoegler, Jason Bleuler and Floyd Flaman were re-elected as directors of the Company for the ensuing year. Shareholders also passed resolutions approving our financial statements, the re-appointment of Amisano Hanson, Chartered Accountants as our Auditors and all acts of our directors and officers since the date of our last Annual General Meeting.

PART II

ITEM 5:   MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Market Information

Our shares of common stock have been quoted for trading on the National Association of Securities Dealers’ OTC Bulletin Board since January 11, 2005. The OTC Bulletin Board is a network of security dealers who buy and sell stock. The following table sets forth the high and low closing prices and average daily volume, for the periods, of our common shares traded on the OTC Bulletin Board since January 11, 2005, (first day of Trading) to.

Period	High	Low
January 11, 2005 to February 28, 2005*	0	0

* There were no trading activities of shares in our common stock during this period.

The above quotations are taken from information provided by Canada Stockwatch and reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not represent actual transactions.

We have 44 shareholders of record as of June 8, 2005.

Securities authorized for issuance under equity compensation plans:

	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans(excluding securities reflected in column (a) (c)
Equity compensation plans approved by security holders	0	0	0
Equity compensation plans not approved by security holders	0	0	0
Total	0	0	0

Dividends

There are no restrictions in our articles of incorporation or bylaws that prevent us from declaring dividends. The Nevada Revised Statutes, however, do prohibit us from declaring dividends where, after giving effect to the distribution of the dividend:

1.	we would not be able to pay our debts as they become due in the usual course of business; or

2.
our total assets would be less than the sum of our total liabilities plus the amount that would be needed to satisfy the rights of shareholders who have preferential rights superior to those receiving the distribution.

We have not declared any dividends, and we do not plan to declare any dividends in the foreseeable future.

ITEM 6:   MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

Plan of Operation

We intend to seek financing necessary to fund our present obligations in connection with the Oil and Gas interest that we recently acquired and to fund our investigation, negotiation, acquisition of other business acquisition opportunities and any potential future operations. Currently, we have limited anticipated sources of financing and no specific additional business projects that are being reviewed.

We anticipate incurring approximately $90,000 for administrative expenses over the next 12 month period including accounting and audit costs ($40,000) legal fees ($10,000), rent and office costs ($15,000) and general administrative costs ($25,000).

We do not currently have cash on hand to cover these anticipated costs and accordingly, we will require additional funding.

Additional funding will be required in the form of equity financing from the sale of our common stock or from directors or shareholders loans to fund operations and to meet our obligations to earn the 49% working interest in the Coyote Creek Oil and Gas prospect. However, we cannot provide investors with any assurance that we will be able to secure sufficient funding from the sale of our common stock or arrange director or shareholders loans in order to continue operations.

Results of Operations

For the fiscal year ended February 28, 2005, we earned gross revenues of $189,139 from business operations relating to the manufacturing and sales of our hydroponics plant growing equipment. This amount was offset by costs of sales of $128,614 and general and administrative expenses of $213,911 consisting of accounting and audit fees of $47,530, advertising of $16,172, auto expenses of $12,789, bad debt expenses of $16,115, bank charges of $6,751, consulting fees of $56,732, filing and listing fees $3,112, investor relations $$2,358, legal fees $9,116, office and general costs of $8,843, rent of $19,556, salaries and benefits $3,107, telephone of $8,577, transfer agent fees of $1,000 and travel of $2,153. Accordingly, we incurred a net loss before other items of $153,386 for the fiscal year. After calculating a gain on foreign exchange loss of $786 and write-off of goodwill of $90,152 we had a net loss of $244,324 for the fiscal year ending February 28, 2005.

At February 28, 2005, we had total assets of $17,377 of which $10,568 was in accounts receivable and $6,809 in inventory. As of the same date the total amount of our liabilities was $224,715 of which $9,453 in bank overdraft, $128,003 in accounts payable and accrued liabilities, $70,449 due to related party and $16,810 in loan payables.

ITEM 7:   FINANCIAL STATEMENTS

CASCADE ENERGY, INC.

(Formerly Pro–Tech Holdings Ltd.)

REPORT AND CONSOLIDATED FINANCIAL STATEMENTS

February 28, 2005 and February 29, 2004

(Stated in US Dollars)

A PARTNERSHIP OF INCORPORATED PROFESSIONALS	AMISANO HANSON CHARTERED ACCOUNTANTS

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders of
Cascade Energy, Inc.
(Formerly Pro–Tech Holdings Ltd.)

We have audited the consolidated balance sheets of Cascade Energy, Inc. (formerly Pro–Tech Holdings Ltd.) and subsidiary as of February 28, 2005 and February 29, 2004 and the related consolidated statements of operations, comprehensive loss, cash flows and stockholders’ equity (deficiency) for the year ended February 28, 2005 and the period from December 23, 2003 (Date of Inception) to February 29, 2004. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States of America). Those standards require that we plan and perform an audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, these consolidated financial statements referred to above present fairly, in all material respects, the financial position of Cascade Energy, Inc. (formerly Pro–Tech Holdings Ltd.) and subsidiary as of February 28, 2005 and February 29, 2004 and the results of their operations and their cash flows and the changes in stockholders’ equity (deficiency) for the year ended February 28, 2005 and the period from December 23, 2003 (Date of Inception) to February 29, 2004 in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements referred to above have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company is dependant on its ability to raise capital from stockholders or other sources to sustain operations. These factors, as set forth in Note 1, raise substantial doubt that the Company will be able to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Vancouver, Canada	“AMISANO HANSON”
April 20, 2005	Chartered Accountants

750 WEST PENDER STREET, SUITE 604 VANCOUVER CANADA V6C 2T7	TELEPHONE: 604-689-0188 FACSIMILE: 604-689-9773 E-MAIL: amishan@telus.net

CASCADE ENERGY, INC.
(Formerly Pro-Tech Holdings Ltd.)
CONSOLIDATED BALANCE SHEETS
February 28, 2005 and February 29, 2004
(Stated in US Dollars)

	February 28,	February 29,
	2005	2004
ASSETS

Current
Cash	$-	$57,183
Accounts receivable (net of allowance of $30,535)	10,568	35,641
Inventory	6,809	12,461
Prepaid expenses and deposits	-	636

	17,377	105,921
Goodwill – Note 4	-	90,152

	$17,377	$196,073

LIABILITIES

Current
Bank overdraft	$9,453	$-
Accounts payable and accrued liabilities – Note 3	128,003	85,368
Due to related parties – Note 3	70,449	53,093
Loans payable – Note 5	16,810	9,953

	224,715	148,414

STOCKHOLDERS’ EQUITY (DEFICIENCY)

Capital stock – Notes 6 and 11
Common stock, $0.001 par value, 200,000,000 shares authorized
Preferred stock, $0.001 par value, 5,000,000 shares authorized
72,800,000 common shares issued and outstanding	9,100	9,100
Additional paid-in capital	49,000	49,000
Accumulated other comprehensive loss	(10,673)	-
Accumulated deficit	(254,765)	(10,441)

	(207,338)	47,659

	$17,377	$196,073

Nature and Continuance of Operations – Note 1 Subsequent Events – Note 11

SEE ACCOMPANYING NOTES

CASCADE ENERGY, INC.
(Formerly Pro-Tech Holdings Ltd.)
CONSOLIDATED STATEMENTS OF OPERATIONS
for the year ended February 28, 2005
and for the period December 23, 2003 (Date of Inception) to February 29, 2004
(Stated in US Dollars)

		December 23,
		2003 (Date of
	Year ended	Inception) to
	February 28,	February 29
	2005	2004

Sales	$189,139	$-

Cost of sales	128,614	-

Gross profit	60,525	-

Expenses
Accounting and audit fees	47,530	10,000
Advertising	16,172	-
Auto expenses	12,789	-
Bad debts	16,115	-
Bank charges and interest	6,751	-
Consulting fees – Note 3	56,732	-
Filing and listing fees	3,112	-
Investor relations	2,358	-
Legal fees	9,116	-
Office and general	8,843	683
Rent – Note 3	19,556	-
Salaries and benefits	3,107	-
Telephone	8,577	-
Transfer agent fees	1,000	-
Travel	2,153	-

	213,911	10,683

Loss before other items	(153,386)	(10,683)

Other items
Foreign exchange loss	(786)	242
Write-off of goodwill – Note 4	(90,152)	-

Net loss for the period	$(244,324)	$(10,441)

Basic and diluted loss per share	$(0.00)	$(0.00)

Weighted average number of common shares outstanding	72,800,000	24,400,000

SEE ACCOMPANYING NOTES

CASCADE ENERGY, INC.
(Formerly Pro-Tech Holdings Ltd.)
CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
for the year ended February 28, 2005
and for the period December 23, 2003 (Date of Inception) to February 29, 2004
(Stated in US Dollars)

		December 23,
		2003 (Date of
	Year ended	Inception) to
	February 28,	February 29
	2005	2004

Net loss for the period	$(244,324)	$(10,441)

Other comprehensive loss
Foreign currency translation adjustment	(10,673)	-

Comprehensive loss	$(254,997)	$(10,441)

SEE ACCOMPANYING NOTES

CASCADE ENERGY, INC.
(Formerly Pro-Tech Holdings Ltd.)
CONSOLIDATED STATEMENTS OF CASH FLOWS
for the year ended February 28, 2005
and for the period December 23, 2003 (Date of Inception) to February 29, 2004
(Stated in US Dollars)

		December 23,
		2003 (Date of
	Year ended	Inception) to
	February 28,	February 29,
	2005	2004

Operating Activities
Net loss for the period	$(244,324)	$(10,441)
Item not affecting cash:
Write-off of goodwill – Note 4	90,152	-
Change in non-cash working capital items related to operations:
Accounts receivable	25,073	-
Inventory	5,652	-
Prepaid expenses and deposits	636	-
Accounts payable and accrued liabilities	42,635	10,332

Cash flows used in operating activities	(80,176)	(109)

Financing Activities
Bank overdraft	9,453	-
Increase in due to related parties	17,356	-
Increase in loans payable	6,857	-
Cash acquired – Note 4	-	2,192
Proceeds from sale of common stock	-	55,100

Cash flows provided by financing activities	33,666	57,292

Effect of foreign exchange rate changes on cash	(10,673)	-

Increase (decrease) in cash during the period	(57,183)	57,183

Cash, beginning of the period	57,183	-

Cash, end of the period	$-	$57,183

Supplemental disclosure of cash flow information
Cash paid for:
Interest	$-	$-

Income taxes	$-	$-

Non-cash Transaction – Note 9

SEE ACCOMPANYING NOTES

CASCADE ENERGY, INC.
(Formerly Pro-Tech Holdings Ltd.)
CONSOLDIATED STATEMENT OF STOCKHOLDERS’ EQUITY (DEFICIENCY)
for the period December 23, 2003 (Date of Inception) to February 28, 2005
(Stated in US Dollars)

			Additional	Other
	Common Stock		Paid-in	Comprehensive
	Number*	Par Value	Capital	Loss	Deficit	Total

Issuance of common stock
for cash – at $0.001	40,800,000	$5,100	$-	$-	$-	$5,100

Issuance of common stock
for acquisition of Power
Grow System Ltd.
– at $0.001	24,000,000	3,000	-	-	-	3,000

Issuance of common stock
for cash – at $0.05	8,000,000	1,000	49,000	-	-	50,000

Net loss for the period	-	-	-	-	(10,441)	(10,441)

Balance, February 29, 2004	72,800,000	9,100	49,000	-	(10,441)	47,659

Other comprehensive loss
for the year	-	-	-	(10,673)	-	(10,673)

Net loss for the year	-	-	-	-	(244,324)	(244,324)

Balance, February 28, 2005	72,800,000	$9,100	$49,000	$(10,673)	$(254,765)	$(207,338)

*	The common stock issued has been retroactively restated to reflect a forward split of 8 new shares for 1 old share effective on April 28, 2005.

SEE ACCOMPANYING NOTES

CASCADE ENERGY, INC.
(Formerly Pro-Tech Holdings)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
February 28, 2005 and February 29, 2004
(Stated in US Dollars)

Note 1	Nature and Continuance of Operations

The Company and its subsidiary, Power Grow System Ltd. (“PGS”), a private British Columbia, Canada company, are in the business of the design, manufacture and sale of a variety of hydroponics plant growing systems in British Columbia, Canada. Subsequent to February 28, 2005, the Company indicated its intention to explore and develop oil and gas properties in California, United States of America (Note 11). The Company is a public company, having filed an SB2 Registration Statement with the United States Securities and Exchange Commission during the year ended February 28, 2005, whose shares trade on the OTC Bulletin Board.

At February 28, 2005, the Company has a working capital deficiency of $207,338, has yet to achieve profitable operations and has incurred losses since inception totalling $254,765. The Company’s ability to continue as a going concern is dependent on raising additional capital to fund future operations and ultimately to attain profitable operations. Accordingly, these factors raise substantial doubt as to the Company’s ability to continue as a going concern. These financial statements do not give affect to adjustments that would be necessary to the carrying values and classification of assets and liabilities should the Company be unable to continue as a going concern. Management plans to continue to provide for its capital needs during the year ended February 28, 2006 by the development of its sales, by issuing equity securities or by obtaining related party loans.

The Company was incorporated on December 23, 2003 in the State of Nevada and has adopted February 28 as its fiscal year end.

Note 2	Summary of Significant Accounting Policies

These consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America. Because a precise determination of many assets and liabilities is dependent upon future events, the preparation of financial statements for a period necessarily involves the use of estimates which have been made using careful judgement. Actual results may differ from these estimates.

The financial statements, in management’s opinion, have been properly prepared within reasonable limits of materiality and within the framework of the significant accounting policies summarized below:

Principles of Consolidation

These consolidated financial statements include the accounts of the Company and its wholly-owned subsidiary, Power Grow System Ltd., from the date of acquisition (Note 4). All inter-company transactions and account balances have been eliminated.

Note 2	Summary of Significant Accounting Policies – (cont’d)

Revenue Recognition

The Company’s subsidiary generates revenue from selling hydroponics plant growing systems in Canada and the United States of America. The Company records sales revenue when a unit has been shipped and collection is reasonably assured. The consolidated financial statements for the year ended February 29, 2004 have not reported any revenue as the acquisition of the subsidiary was effective February 29, 2004. Revenue has been recorded for the year ended February 28, 2005.

A one-year warranty is provided by the Company. The Company does not have a history of warranty claims and management considers that future claims, if any, will not be material and therefore has not made any provision for future warranty costs in the financial statements. The Company will review this policy annually.

Allowance for Doubtful Accounts

The Company estimates and records allowance for doubtful accounts to include accounts receivable that are more than 90 days past due.

Inventory

Inventory, which is comprised of raw materials, is valued at the lower of cost and net realizable value. Cost is determined using the average cost method.

Foreign Currency Translation

The Company uses Canadian dollars as its functional currency and US dollars as its reporting currency. Current assets and liabilities are translated at the exchange rate in effect at the date of the balance sheet. Capital assets, stockholders’ equity, revenues and expenses are translated at the exchange rates in effect at the date of the transaction. Any gains or losses arising as a result of such translations are not included in operations but are reported as a separate component of equity as cumulative translation adjustments.

Financial Instruments

The carrying values of the Company’s financial instruments, consisting of cash, accounts receivable, bank overdraft, accounts payable and accrued liabilities, due to related parties and loan payable approximate their fair value due to the short maturity of such instruments. Unless otherwise noted, it is management’s opinion that the Company is not exposed to significant interest, currency or credit risks arising from these financial instruments.

Note 2	Summary of Significant Accounting Policies – (cont’d)

Financial Instruments – (cont’d)

	a)	Credit Risk:

For accounts receivable, the Company estimates, on a continuing basis, the probable losses and provides a provision for losses based on the estimated realizable value.

	b)	Foreign Currency Risk:

The Company is exposed to fluctuations in foreign currencies through its operations in the United States. The Company monitors this exposure, but has no hedge positions. As at February 28, 2005, the Company had cash totalling $46 (2004: $55,986) and accounts receivable totalling $9,527 (2004: $31,563) held in US dollars.

Income Taxes

The Company follows Statement of Financial Accounting Standards (“FAS”) No. 109, “Accounting for Income Taxes” which requires the use of the asset and liability method of accounting of income taxes. Under the assets and liability method of FAS 109, deferred tax assets and liabilities are recognized for future tax consequences attributable to temporary differences between the financial statements carrying amounts of existing assets and liabilities and loss carry forwards and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the year in which those temporary differences are expected to be recovered or settled.

Goodwill and Intangible Assets

The Company has adopted the provisions of the FAS No. 142, Goodwill and Intangible Assets". Under FAS 142, goodwill and intangible assets with indefinite lives are not amortized but are annually tested for impairment. The determination of any impairment includes a comparison of the estimated future operating cash flows anticipated during the remaining life for the net carrying value of the asset as well as a comparison of the fair value to the book value of the Company or the reporting unit to which the goodwill can be attributed.

Basic and Diluted Loss Per Share

The Company reports basic loss per share in accordance with the FAS No. 128, “Earnings Per Share”. Basic loss per share is computed using the weighted average number of shares outstanding during the period.

Note 2	Summary of Significant Accounting Policies – (cont’d)

Leases

Leases are classified as capital or operating leases. A lease that transfers substantially all of the  benefits and risk incidental to ownership of property is classified as a capital lease. At the  inception of a capital lease, an asset and an obligation are recorded at an amount equal to the  lessor of the present value of the minimum lease payments and the property’s fair value at the  beginning of the lease. All other leases are accounted for as operating leases wherein rental  payments are expenses as incurred.

Oil and Gas Project Costs

The Company will use the successful efforts method of accounting for oil and gas activities. All costs  associated with the acquisition of, exploration for and development of oil and gas reserves will be  capitalized. Costs of exploratory wells that do not find proved and economically recoverable  reserves including costs of related geological and geophysical studies and costs of carrying the  retained property will be expensed.

Unproved oil and gas properties that are individually significant will be periodically assessed for  impairment of value and a loss will be recognized at the time of impairment by providing an  impairment allowance. Other unproved properties will be amortized based on the Company’s  experience of successful drilling and average holding period. Capitalized assets of producing  properties, including provision for estimated abandonment costs and salvage values will be  amortized using the unit-of-production method. Other tangible well equipment will be amortized  over their estimated useful lives.

New Accounting Standards

Management does not believe that any recently issued but not effective accounting standards if currently adapted could have a material affect on the accompanying financial statements

Note 3	Related Party Transactions

During the year ended February 28, 2005 the Company incurred consulting fees of $45,028  (December 23, 2003 (Date of Inception) to February 29, 2004: $Nil) charged by companies with  directors in common with the Company.

By an agreement dated January 1, 2003, the Company entered into a sales and marketing agency  agreement with a company with a director in common with the Company for $3,333 per month.  This agreement terminates on January 30, 2006.

During the year ended February 28, 2005 the Company incurred rent of $5,994 (December 23, 2003  (Date of Inception) to February 29, 2004: $Nil) charged by a company with a director in common  with the Company.

Note 3	Related Party Transactions – (cont’d)

These charges were measured by the exchange amount which is the amount agreed upon by the transacting parties.

Included in accounts payable at February 28, 2005 is $6,577 (February 29, 2004: $Nil) owing to directors of the Company and to companies with directors in common.

The amounts due to related parties represent advances and unpaid charges due to directors of the Company or to companies with directors in common with the Company and such advances are unsecured, non-interest bearing and have no specific terms of repayment.

Note 4	Acquisition of Power Grow System Ltd.

By an agreement dated February 2, 2004 and completed on February 29, 2004, the Company acquired 100% of the issued and outstanding shares of Power Grow System Ltd. (“PGS”), in consideration for 3,000,000 common shares of the Company.

This acquisition has been accounted for using the purchase method of accounting. The value assigned to the capital stock of the Company issued for the acquisition is equal to the fair value of the capital stock of the Company.

The fair value of PGS's assets and liabilities at February 29, 2004, the date of the acquisition, was as follows:

Cash	$2,192
Accounts receivable	35,641
Inventory	12,461
Prepaid expenses and deposits	636
Goodwill	90,152

Total assets	141,082
Less: Accounts payable and accrued liabilities	(75,036)
Due to related parties	(53,093)
Loans payable	(9,953)

Purchase price – 3,000,000 common shares at $0.001 per share	$3,000

At February 28, 2005, the Company has determined that the goodwill recorded on the acquisition of PGS is impaired and consequently has written it down to its net realizable value, being $Nil.

Note 5	Loans Payable

The loans payable are due to Gerry Brownridge, an unrelated party. The loans are unsecured, non-interest bearing and due on demand.

Note 6	Capital Stock – Note 11

The Company's capitalization is 200,000,000 common shares, with a par value of $0.001 per share and 5,000,000 preferred shares with a par value of $0.001 per share. As at February 28, 2005, the Company has issued 72,800,000 common shares.

During the period ended February 29, 2004, the Company received $50,000 under an Offering Memorandum towards 8,000,000 common shares at $0.05 per share. The Offering Memorandum has closed and the shares have been issued.

At February 28, 2005, the Company has not granted any stock options and has not recorded any stock-based compensation.

On April 28, 2005, the Company approved a forward split of its common stock on the basis of 1 old share for 8 new shares. The number of shares referred to in these financial statements have been restated wherever applicable to give retroactive effect to the forward stock split.

Note 7	Income Taxes

The Company and its subsidiary have net operating loss carry-forwards of approximately $251,765, which may be available to offset future taxable income. These losses will begin to expire in 2010.

Note 8	Deferred Tax Assets

The following table summarizes the significant components of the Company’s deferred tax assets:

Total

Deferred Tax Assets
Non-capital loss carryforwards	$76,635
Valuation allowance for deferred tax asset	(76,635)

$-

The amount taken into income as deferred tax assets must reflect that portion of the income tax loss carry-forward that is likely to be realized from future operations. The Company has chosen to provide an allowance of 100% against all available income tax loss carryforwards, regardless of their time of expiry.

Note 9	Non-Cash Transaction

Investing and financing activities that do not have a direct impact on current cash flows are excluded from the statement of cash flows. During the period ended February 29, 2004, the Company issued 3,000,000 common shares at $0.001 per share to acquire PGS. This transaction has been excluded from the statement of cash flows.

Note 10	Segmented Information

The Company operates in one business segment and has sales in Canada and the United States of America. All assets of the Company are located in Canada. Sales by geographic segment are as follows:

		December 23, 2003
	Year ended	(Date of
		Incorporation)
	February 28,	to February 29,
	2005	2004

Canada	$19,768	$-
United States of America	169,371	-

	$189,139	$-

Note 11	Subsequent Events

a)
On April 28, 2005, the Company changed its name to Cascade Energy, Inc., forward split its common shares on the basis of 8 new shares for 1 old share and increased its authorized capital stock to 200,000,000 common shares.

b)
By an assignment agreement dated May 6, 2005, the Company acquired a 33.075% working interest in certain mineral leases situated in Tehama County, California, referred to as the Coyote Creek Prospect. As consideration for this assignment, the Company assumed complete responsibility for the performance of all obligations of the assignor with respect to the farm-out agreement in which the assignor purchased its 67.5% working interest in the Coyote Creek Prospect. These obligations include approximately $686,250 in geologic, geophysical, administration, land fee, dry hole drilling cost and completion costs.

ITEM 8:   CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

PART III

ITEM 9:   DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS

Our executive officers and directors and their respective ages as of February 28, 2005, are as follows:

Directors:

Name of Director	Age
Robert Hoegler	61

Jason Bleuler	39

Floyd Flaman	66

Executive Officers:

Name of Officer	Age	Office
Robert Hoegler	61	President and Chief Executive Officer

Floyd Flaman*	36	Secretary, Treasurer, and Chief Financial Officer
* Floyd Flaman resigned from his position on our board of directors subsequent to fiscal year end.

Set forth below is a brief description of the background and business experience of each of our executive officers and directors for the past five years.

Robert Hoegler, age 61, has been our President, Chief Executive Officer and a member of our Board of Directors since inception on July 14, 2003. Mr. Hoegler has 20 years experience as an advisor and consultant in the corporate and financial markets. In a consulting capacity, he has developed financial and administrative programs for clients in the high-tech, manufacturing and natural resources markets. He has been responsible for financing many of these companies and for securing share-listing status for more than 10 of them, both on U.S. and Canadian exchanges. From June 1993 to June 2003,, Mr. Hoegler was a Director of MCA Equities Ltd., a consulting company that provided management and administrative advice and assistance to private and public companies in both Canada and the United States. Since June 2003, Mr. Hoegler has been acting as President and a director of Roma Equities Ltd., a British Columbia company involved in the business of providing management and administrative consulting services. We estimate that Mr. Hoegler intends to spend approximately ten (10%) percent of his business time working on our business. There is no affiliation between MCA Equities Ltd, Roma Equities Ltd. and us.

Floyd Flaman, age 66, has been our Secretary, Treasurer and Chief Financial Officer and member of our Board of Directors since inception on December 23, 2003. Mr. Flaman has over 30 years sales and marketing experience in the carpet and flooring industry. During this period he has acted as representative for various carpet and flooring manufacturers and distributors primarily as the sales and marketing agent. In 1985, Mr. Flaman established FF Karpet King Ltd., a Vancouver based carpet and flooring company that specializes in commercial carpeting and flooring. Since inception, Mr. Flaman has been the sole shareholder, Director, Chief Executive and Chief Financial Officer of FF Karpet King Ltd. and, in these capacities, oversees and supervises the marketing and sales activities and the administrative and management activities of this company.

Jason Bleuler, age 39, has been a member of our Board of Directors since February 2, 2004 and has been President, Chief Executive Officer and Director of our wholly owned subsidiary, Power Grow System Ltd., since its inception in August 2001. Mr. Bleuler has over ten years of sales and marketing experience. He was a sales manager for Vancouver Lifestyles Magazine, an established Vancouver area lifestyles publication, from June 1992 to August 1996. From September 1996 to August 2001, he was Director, Officer, principal shareholder and sales and marketing agent for All-Round Industries, a Vancouver area machine and fabrication firm, which manufactures precision machine parts. In addition to his responsibilities on our Board of Directors, Mr. Bleuler is in charge of our sales and marketing activities and is also responsible for a majority of our sales. Our subsidiary, Power Grow, has a consulting agreement with Mr. Bleuler for his sales and marketing services. Pursuant to the terms and conditions of this agreement, he has agreed to provide consulting services to us as an exclusive sales and marketing agent. For his consulting services, Mr. Bleuler receives $3,333 as a monthly payment as well as reimbursement for reasonable expenses incurred in performance of his duties. We also reimburse his vehicle expense incurred in his capacity as our exclusive sales and marketing agent for our hydroponics plant growing equipment.

Subsequent Events

Subsequent to our fiscal year ending February 28, 2005 the following corporate developments took place:

a.
On April 21, 2005 Mr. Floyd Flaman resigned his positions as Director, Secretary, Treasurer and Chief Financial Officer from our board of directors. His decision to resign was based on personal and professional considerations and to pursue other business opportunities. There were no disagreements or conflicts amongst our board of directors and Mr. Flaman relating to operational or policy matters during his tenure as our officer and director.

b.	On April 21, 2005 Mr. Robert Hoegler resigned as President and Chief executive officer from our board of directors but retained his position as director of the company.

c.
On April 21, 2005 Mr. Sam Johal, of Sacramento California was appointed as our director, chief executive officer and president of our board of directors and Mr. Chris Foster was appointed as our director, chief financial officer and treasurer on our board of directors.

Mr. Sam Johal had an educational background in business administration and has acquired over 15 years of knowledge and experience in all facets of the complex energy and technology sectors. In a variety of capacities, Mr. Johal’s experience has included roles in marketing and risk management, project finance, international trade, manufacturing, commodity trading and consulting. Previously, Mr. Johal served as corporate manager for five years with Shell, the world’s third largest energy company. Among his many achievements, Mr. Johal brings a long track record of success and expertise to his position as President and Director for Pro-Tech. As a seasoned entrepreneur, Mr. Johal has demonstrated the drive and energy required in providing outstanding service as an independent business consultant for a variety of corporations.

Mr. Chris Foster is a seasoned financial professional with a proven track record in accounting, financial analysis and administration. Mr. Foster has spent the last four years at a venture capital firm as a financial manager facilitating IPO’s and conducting financial and administrative management for primarily development stage resource companies. Prior to this position, Mr. Foster gained five years of public practice experience as an Accountant for a chartered accounting firm working with clients in a variety of industries. In addition, Mr. Foster previously held a public company management position for more than three years and has over 10 years experience as an active investor in the public markets.

Mr. Foster received his professional accounting designation from the Certified General Accountants Association in 2003 and holds a diploma in Financial Management with a minor in Computing Science Technology.

d.
On April 28, 2005 we formally changed our corporate name to Cascade Energy, Inc. to better reflect the change of direction of our business operations. On the same date our share capital structure has been such as every one (1) old common share in our capital stock will be converted to eight (8) new common shares in our capital stock. The authorized capital stock has been increased to 200, 000,000 common shares at a par value of $0.001 per share and our preferred stock has remained unchanged at 5,000,000 preferred shares at a par value of $0.001 per share.

Our trading symbol on the Over the Counter Bulletin Board, as of May 5, 2005, has changed to CSCE.OB.

e.
On May 6, 2005 we executed a farm-in agreement with CALCOR Energy Partners, LLC, an Arizona limited liability company, to acquire a 33.075% working interest in the Coyote Creek Project. Under the terms of the farm-in agreement, we will earn the 33.075% working interest in the project by drilling, casing and completing one exploratory natural gas well on the leased acreage. In order to gain our interest in the Coyote Creek Project, we have to expand the anticipated cost of drilling which will be approximately $350,000 and additionally, subject to positive results from drilling, approximately $350,000 for completion of well.

We do not currently have cash on hand to cover these anticipated costs and accordingly, we will require additional funding.

We cannot provide investors with any assurance that we will be able to secure sufficient funding from the sale of our common stock or arrange director or shareholders loans in order to secure the funds necessary to earn our interest in the Coyote Creek project.

Term of Office

Our Directors are appointed for a one-year term to hold office until the next annual general meeting of our shareholders or until removed from office in accordance with our bylaws. Our officers are appointed by our board of directors and hold office until removed by the board.

Significant Employees

We have no employees other than the officers and directors described above.

ITEM 10:  EXECUTIVE COMPENSATION

The table below summarizes all compensation awarded to, earned by, or paid to our executive officers by us for all services rendered in all capacities to us for the fiscal years ended February 28, 2005 and February 29, 2004.

		Annual Compensation				Long Term Compensation
						Restricted
					Other Annual	Stock	Options/	LTIP	All Other
Name (1)	Title	Year	Salary	Bonus	Compensation	Awarded	SARs (#)	payouts ($)	Compensation
Robert	President/	2005	$0	0	0	0	0	0	0
Hoegler	Director	2004	$0	0	0	0	0	0	0

Floyd	CFO/	2005	$0	0	0	0	0	0	0
Flaman	Secretary	2004	$0	0	0	0	0	0	0
Jason	Director	2005	$0	0	0	0	0	0	0
Bleuler		2004	$0	0	0	0	0	0	0

Section 16(A) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires our executive officers and directors, and persons who beneficially own more than 10% of our equity securities, to file reports of ownership and changes in ownership with the Securities and Exchange Commission. Officers, directors and greater than 10% shareholders are required by SEC regulation to furnish us with copies of all Section 16(a) forms they file. Based on our review of the copies of such forms we received, we believe that during the fiscal year ended February 28, 2005 all such filing requirements applicable to our officers and directors were complied with.

ITEM 11:  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth information regarding the beneficial ownership of our shares of common stock at February 28, 2005 by (i) each person known by us to be the beneficial owner of more than 5% of our outstanding shares of common stock, (ii) each of our directors, (iii) our executive officers, and (iv) by all directors and executive officers as a group. Each person named in the table, has sole voting and investment power with respect to all shares shown as beneficially owned by such person and can be contacted at our executive office address.

	Name and Address	Amount and Nature	Percent
Title of Class	of Beneficial Owner	of Beneficial Owner	of Class

Common Stock	Robert Hoegler	1,500,000	16.48%
	604-7040 Granvillle Ave.
	Richmond, British Columbia

Common Stock	Jason Bleuelr	1,500,000	16.48%
	5076 Payne Street
	Burnaby, British Columbia

Common Stock	Floyd Flaman	1,000,000	10.9%
	5621 52nd Street
	Delta, British Columbia
	Canada, V4K 2C7

Common Stock	Nick Brusatore	1,500,000	16.48%
	5-910 Tupper Avenue
	Coquitlan, British Columbia
	Canada V3C 6P3

Common Stock	All executive officers and	5,500,000	60.34%
	directors as a group

The percent of class is based on 9,100,000 shares of common stock issued and outstanding as of February 28, 2005. These figures are based on number of shares outstanding prior to the 8 to 1 forward split of our common shares that took place as a subsequent event to the year end.

ITEM 12:  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Except as disclosed below, during our most recently completed fiscal year, none of our directors or officers, nor any proposed nominee for election as a director, nor any person who beneficially owns, directly or indirectly, shares carrying more than 10% of the voting rights attached to all of our outstanding shares, nor any promoter, nor any relative or spouse of any of the foregoing person had any material interest, direct or indirect, in any transaction since our incorporation nor in any presently proposed transaction which, in either case, has or will materially affect us.

1.
Our wholly owned subsidiary has a consulting agreement with Mr. Jason Bleuler for his sales and marketing services. Pursuant to the terms and conditions of this agreement, he has agreed to provide consulting services to us as an exclusive sales and marketing agent. For his consulting services, Mr. Bleuler receives $3,333 as a monthly payment as well as reimbursement for reasonable expenses incurred in performance of his duties.

Our current management has other business expertise and knowledge and may, in the future become involved in other business ventures. If a specific business opportunity becomes available, such persons may face a conflict in selecting between our business and their other business interests. In the event that a conflict of interest arises at a meeting of our directors, a director who has such a conflict will disclose his interest in a proposed transaction and will abstain from voting for or against the approval of such transaction.

ITEM 13:  EXHIBITS AND REPORTS

Exhibits

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley act of 2002.

32.2	Certification of Chief Accounting Officer pursuant to U. S. C. section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley act of 2002.

Reports on Form 8-K

Subsequent to fiscal year ending February 28, 2005, on May 11, 2005 reports were filed on Form 8K concerning the following corporate developments:

1.
Assignment of Interest agreement with CALCOR Energy Partners, LLC, an Arizona limited liability company, whereby we have purchased a 49% Working Interest in certain mineral leases (Coyote Creek) located in Tehama County, Ca, comprising sections 14, 15, 16, 22, 23, 24, 25, 26, 35 and 36 in Township 26 North Range 3 West and sections 1 and 2 in Township 25 North Range 3 West.

2.	Change of our corporate name to Cascade Energy, Inc.
3.
Completion of a forward split of our capital stock whereby each common share in the capital stock of Pro-Tech Holdings Ltd. (our former corporate name) issued and outstanding at the end of day of May 5, 2005, will be converted, upon surrender, into eight common shares in capital stock of Cascade Energy, Inc. The authorized common shares in our capital stock will be fixed at 200,000,000 common shares at a par value of $0.001 per share. Our authorized preferred stock will remain unchanged at 5,000,000 preferred shares at a par value of $0.001 per share. The Amendment to the Articles of Incorporation concerning the name change and capital stock restructuring became effective on May 5, 2005.We are now quoted on the OTC BB with the trading symbol OTC BB: CSCE.

4.
Resignation of Mr. Floyd Flaman has from his position as director and officer of our board of Directors and resignation of Mr. Robert Hoegler from his position of Chief Executive Officer and President of our Board of Directors.

5.	Appointment of Mr. Sam Johal, of Sacramento, California, to the positions of Director,

Chief Executive Officer and president our board and appointment of Mr. Chris Foster, of Vancouver, British Columbia to the positions of Director, Treasurer and Chief Financial Officer of our Board of Directors

ITEM 14:  Controls and Procedures.

As of February 28, 2005 we carried out an evaluation, under their supervision and with the participation of our management, including the Chief Executive Officer and the Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rule 15d-15 under the Securities Exchange Act of 1934. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective in insuring that the information required to be disclosed in the reports we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. We have adopted a code of ethics for our Chief Executive Officer, our Chief Financial Officer and other senior officers who perform financial management functions as required under the Sarbanes-Oxley Act of 2002.

There have been no changes in internal controls over financial reporting that has materially affected, or are reasonably likely to materially affect, our internal control over financial reporting subsequent to the date the Chief Executive Officer and Chief Financial Officer complete their evaluation.

In compliance with the Sarbanes- Oxley Act of 2002, on January 4, 2005, we have appointed an Audit Committee consisting of Mr. Robert Hoegler, Mr. Floyd Flaman and Mr. Jason Bleuler.

We have engaged the firm of Amisano Hanson, Chartered Accountants, to audit and review our financial statements for the period commencing February 29, 2004 to February 28, 2005. The total fees charged and/or accrued to us by Amisano Hanson, Chartered Accountants for audit and other assurances services for this period were $37,562

SIGNATURES

Pursuant to the requirements of Section 13 and 15 (d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Cascade Energy, Inc.

By	/s/ Sam Johal
Sam Johal
President, CEO & Director
Date: June 13, 2005

In accordance with the Securities Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By	/s/ Sam Johal
Sam Johal
President, CEO & Director
Date: June 13, 2005

By	/s/ Chris Foster
Chris Foster
Director, Chief Financial Officer & Secretary
Date: June 13, 2005