Form 10QSB
period 2005-05-31
Cascade Energy, Inc.
filed 2005-07-15
CIK 1290504

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

☒ Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended May 31, 2005.

☐ Transition Report pursuant to 13 or 15(d) of the Securities Exchange Act of 1934
For the transition period ________ to ________

Commission File Number 333-115637

Cascade Energy Inc.
(Exact name of small Business Issuer as specified in its charter)

Nevada	41-2122221
(State or other jurisdiction of	(IRS Employer Identification No.)
incorporation or organization)

13405 Folsom Blvd, Suite 820
Folsom, CA	95630
(Address of principal executive offices)	(Postal or Zip Code)

Issuer’s telephone number, including area code: (916) 608-9700

_________________________________________
(Former name, former address and former fiscal year, if changed since last report)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the issuer was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days ☒ Yes ☐ No

State the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 72,800,000 Shares of $0.001 par value Common Stock issued and outstanding as of May 31, 2005.

PART 1 – FINANCIAL INFORMATION

Item 1. Financial Statements

The accompanying unaudited financial statements have been prepared in accordance with the instructions to Form 10-QSB and Item 310 (b) of Regulation S-B, and, therefore, do not include all information and footnotes necessary for a complete presentation of financial position, results of operations, cash flows, and stockholders’ equity in conformity with generally accepted accounting principles. In the opinion of management, all adjustments considered necessary for a fair presentation of the results of operations and financial position have been included and all such adjustments are of a normal recurring nature. Operating results for the three months ended May 31, 2005 are not necessarily indicative of the results that can be expected for the year ending February 28, 2006.

CASCADE ENERGY, INC.

INTERIM CONSOLIDATED FINANCIAL STATEMENTS

May 31, 2005

(Stated in US Dollars)

(Unaudited)

CASCADE ENERGY, INC.
INTERIM CONSOLIDATED BALANCE SHEETS
May 31, 2005 and February 28, 2005
(Stated in US Dollars)
(Unaudited)

	May 31,	February 28,
ASSETS	2005	2005

Current
Cash	$1,092	$-
Accounts receivable (net of allowance of $18,793)	18,385	10,568
Inventory	15,801	6,809

	$35,278	$17,377

LIABILITIES

Current
Bank overdraft	$-	$9,453
Accounts payable and accrued liabilities – Note 4	149,957	128,003
Due to related parties – Note 4	79,612	70,449
Loans payable	18,670	16,810

	248,239	224,715

STOCKHOLDERS’ DEFICIENCY

Capital stock
Common stock, $0.001 par value, 200,000,000 shares authorized
Preferred stock, $0.001 par value, 5,000,000 shares
authorized
72,800,000 common shares issued and outstanding	9,100	9,100
Additional paid-in capital	49,000	49,000
Accumulated other comprehensive loss	(7,556)	(10,673)
Accumulated deficit	(263,505)	(254,765)

	(212,961)	(207,338)

	$35,278	$17,377

SEE ACCOMPANYING NOTES

CASCADE ENERGY, INC.
INTERIM CONSOLIDATED STATEMENTS OF OPERATIONS
for the three months ended May 31, 2005 and 2004
(Stated in US Dollars)
(Unaudited)

	Three months ended
	May 31,	May 31,
	2005	2004

Sales	$50,062	$78,695

Cost of sales	40,198	53,150

Gross profit	9,864	25,545

Expenses
Accounting and audit fees	4,579	8,766
Advertising	6,225	8,189
Auto expenses	1,423	4,935
Bad debts (recovery)	(11,393)	7,295
Bank charges and interest	1,187	1,155
Consulting fees – Note 4	10,927	22,243
Filing and listing fees	772	-
Investor relations	-	1,113
Legal fees	146	2,390
Office and general	1,205	4,326
Rent – Note 4	1,277	7,049
Salaries and benefits	176	2,965
Telephone	1,495	1,882
Transfer agent fees	585	-
Travel	-	1,921

	18,604	74,229

Loss before other item	(8,740)	(48,684)

Other item
Foreign exchange loss	-	(89)

Net loss for the period	$(8,740)	$(48,773)

Basic and diluted loss per share	$(0.00)	$(0.00)

Weighted average number of common shares outstanding	72,800,000	72,800,000

SEE ACCOMPANYING NOTES

CASCADE ENERGY, INC.
INTERIM CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
for the three months ended May 31, 2005 and 2004
(Stated in US Dollars)
(Unaudited)

	Three months ended
	May 31,	May 31,
	2005	2004

Net loss for the period	$(8,740)	$(48,773)

Other comprehensive income
Foreign currency translation adjustment	3,117	2,094

Comprehensive loss	$(5,623)	$(46,679)

SEE ACCOMPANYING NOTES

CASCADE ENERGY, INC.
INTERIM CONSOLIDATED STATEMENTS OF CASH FLOWS
for the three months ended May 31, 2005 and 2004
(Stated in US Dollars)
(Unaudited)

	Three months ended
	May 31,	May 31,
	2005	2004

Operating Activities
Net loss for the period	$(8,740)	$(48,773)
Change in non-cash working capital items related to
operations:
Accounts receivable	(7,817)	16,273
Inventory	(8,992)	(4,291)
Prepaid expenses and deposits	-	(3,300)
Accounts payable and accrued liabilities	21,954	20,391

Cash flows used in operating activities	(3,595)	(19,700)

Financing Activities
Decrease in bank overdraft	(9,453)	-
Increase in due to related parties	9,163	786
Increase in loans payable	1,860	1,999

Cash flows provided by financing activities	1,570	2,785

Effect of foreign exchange rate changes on cash	3,117	2,094

Increase (decrease) in cash during the period	1,092	(14,821)

Cash, beginning of the period	-	57,183

Cash, end of the period	$1,092	$42,362

Supplemental disclosure of cash flow information
Cash paid for:
Interest	$-	$-

Income taxes	$-	$-

SEE ACCOMPANYING NOTES

CASCADE ENERGY, INC.
INTERIM CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY
(DEFICIENCY)
for the period December 23, 2003 (Date of Inception) to May 31, 2005
(Stated in US Dollars)
(Unaudited)

				Accumulated
			Additional	Other
	Common Stock		Paid-in	Comprehensive
	Number*	Par Value	Capital	Loss	Deficit	Total

Issuance of common stock
for cash – at $0.001	40,800,000	$5,100	$-	$-	$-	$5,100

Issuance of common
stock for acquisition of
Power Grow System Ltd. –at
$0.001	24,000,000	3,000	-	-	-	3,000

Issuance of common stock
for cash – at $0.05	8,000,000	1,000	49,000	-	-	50,000

Net loss for the period	-	-	-	-	(10,441)	(10,441)

Balance, February 29, 2004	72,800,000	9,100	49,000	-	(10,441)	47,659

Other comprehensive
loss for the year	-	-	-	(10,673)	-	(10,673)

Net loss for the year	-	-	-	-	(244,324)	(244,324)

Balance, February 28, 2005	72,800,000	9,100	49,000	(10,673)	(254,765)	(207,338)

Other comprehensive
income for the period	-	-	-	3,117	-	3,117

Net loss for the period	-	-	-	-	(8,740)	(8,740)

Balance, May 31, 2005	72,800,000	$9,100	$49,000	$(7,556)	$(263,505)	$(212,961)

* The common stock issued has been retroactively restated to reflect a forward split of 8 new shares for 1 old share effective on April 28, 2005.

SEE ACCOMPANYING NOTES

CASCADE ENERGY, INC.
NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS
May 31, 2005
(Stated in US Dollars)
(Unaudited)

Note 1	Interim Financial Statements

While the information presented in the accompanying three months to May 31, 2005 financial  statements is unaudited, it includes all adjustments which are, in the opinion of management,  necessary to present fairly the financial position, result of operations and cash flows for the  interim period presented in accordance with the accounting principles generally accepted in the  United States of America. In the opinion of management, all adjustments considered necessary  for a fair presentation of the results of operations and financial position have been included and  all such adjustments are of a normal recurring nature.

Operating results for the quarter ended May 31, 2005 are not necessarily indicative of the results that can be expected for the year ending February 28, 2006.

Note 2	Principles of Consolidation

These consolidated financial statements include the accounts of the Company and its wholly- owned subsidiary, Power Grow System Ltd. All inter-company transactions and account balances have been eliminated.

Note 3	Mineral Properties – Note 5

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

On May 19, 2005, the Company executed a farm-in agreement to acquire a 49% working interest in the Empress Project, located in eastern Alberta, Canada. The project consists of 3 sections of Crown P&NG rights. Under the terms of the Farm-in Agreement, the Company will earn the 49% working interest in each of three sections of the project by drilling, casing and completing one exploratory gas well in each section.

Note 4	Related Party Transactions

During the three months ended May 31, 2005, the Company incurred consulting fees of $10,927 (2004 - $12,995) charged by companies with directors in common with the Company.

During the three months ended May 31, 2005, the Company incurred rent of $1,277 (2004 - $Nil) charged by a company with a director in common.

Note 4	Related Party Transactions – (cont’d)

These charges were measured by the exchange amount which is the amount agreed upon by the transacting parties.

By an agreement dated January 1, 2003, the Company entered into a sales and marketing  agency agreement with a company with a director in common with the Company for  $3,333 per month. This agreement terminates on January 30, 2006.

Included in accounts payable at May 31, 2005 is $7,222 (February 28, 2005 - $6,577) owing to directors of the Company and to companies with directors in common.

The amounts due to related parties represent advances and unpaid charges due to directors of the  Company or to companies with directors in common with the Company and such advances are  unsecured, non-interest bearing and have no specific terms of repayment.

Note 5	Subsequent Events

i)
On June 30, 2005, the Company executed a farm-in agreement to acquire a 21% working interest in the Acadia Prospect, located in eastern Alberta, 160 miles east of Calgary, Alberta. The prospect consists of 3 sections of Crown P&NG rights. Under the terms of the Farm-in Agreement, the Company will earn the 21% working interest in one section of the project by drilling, casing and completing one exploratory gas well in the section.

ii)
The Company has indicated its intention to enter into an option to acquire a 10% interest in five coal exploration licences, the Strand Fiord Coal Project, to explore and develop certain coal properties located on Axel Hieberg Island in the Canadian Arctic. To exercise the option, the Company shall:

- pay $75,000 on or before July 15, 2005,
- issue 1,000,000 common shares on or before July 15, 2005 and
- advance $119,503 (Cdn$150,000) no later than July 15, 2005.

The agreement is subject to a 3% net profit interest.

iii)
On June 15, 2005, the Company executed three secured convertible debentures for a total of $3,000,000. The debentures bear interest at 5% per annum and the principle and interest is convertible, at the holders’ discretion, into shares of common stock of the Company at $0.50 per share. The debentures are due and payable in full on or before June 15, 2006. $350,000 has been advanced directly to the Coyote Creek Prospect (Note 3).

iv)
Subsequent to May 31, 2005, the Company indicated its intention to dispose of its wholly owned subsidiary, Power Grow Systems Ltd. The Company is negotiating this disposition and has proposed to cancel 24,000,000 common shares in this regard. These shares were held by the directors of Power Grow System Ltd.

Item 2. Plan of Operation

Acquisition of Power Grow System Ltd.

We were incorporated on December 23, 2003 under the laws of the State of Nevada for the purpose of identifying and securing business opportunities in the hydroponics plant growing equipment manufacturing industry.

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

About Power Grow:

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

For the three months period ending May 31, 2005, we have manufactured and marketed, in the Vancouver metropolitan area and in the United States, an average of 9 hydroponics plant growing equipment units per month.

As of May 31, 2005 we had total assets of $35,278, including cash of $1,092, accounts receivable of $18,385 and inventory of $15,801. The cash and equivalents represent the Company present source of liquidity.

Our liabilities at May 31, 2005 totaled $248,239 consisting of $149,957 in accounts payables, $79,612 due to related parties and $18,670 in loans payables.

During the three months period ended May 31, 2005, we generated gross revenues of $50,062 and incurred net losses of $8,740 for the period.

In view of the losses from operations in our last fiscal year and in our first quarter ended May 31, 2005, and our inability to implement our Business Plan in the hydroponics plant growing equipment industry, we have decided to identify and secure business opportunities in the Oil and Gas energy sector and during the three month period ended May 30, 2005 we implemented the following corporate developments:

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

d.
On April 28, 2005 we formally changed our corporate name to Cascade Energy, Inc. to better reflect the change of direction of our business operations. On the same date our share capital has been restructured such as every one (1) old common share in our capital stock will be converted to eight (8) new common shares in our capital stock. The authorized capital stock has been increased to 200, 000,000 common shares at a par value of $0.001 per share and our preferred stock has remained unchanged at 5,000,000 preferred shares at a par value of $0.001 per share. Our trading symbol on the Over the Counter Bulletin Board, as of May 5, 2005, has changed to CSCE.OB.

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

f.
On May 19, 2005 we have executed a farm-in agreement with 1048136 ALBERTA LTD, a private Alberta company, to acquire a 49% gross working interest in the Empress Project, Alberta Canada. Under the terms of the farm-in agreement, we will earn a 49% gross working interest on the three (3) section project by drilling, casing and completing one exploratory gas well on each section.

We have not realized significant revenues from the date of our merger with our wholly owned subsidiary to May 31, 2005, and we are presently operating at an ongoing deficit. Our ability to continue as an ongoing concern is dependent on our ability to generate revenues from expanded operation or new operations in the energy sector. As we don’t foresee any likelihood of implementing our objectives in the Hydroponics Plant Growing Equipment field, we are presently negotiating the disposition of our wholly owned subsidiary Power Grow Systems Ltd.

We anticipate that additional funding will be required in the form of debt financing or equity financing secured by the sale of our common stock to fund the development of our wholly owned subsidiary. There is no assurance that we will be able to secure additional sales of our common stock sufficient to fund our future development. Presently we do not have any arrangements in place with any related or unrelated third parties for future equity or debt financing.

In addition to the general expenses related to the development, manufacturing, marketing and shipping our hydroponics equipment units, We anticipate incurring approximately $90,000 for administrative expenses over the next 12 month period including accounting and audit costs ($40,000) legal fees ($10,000), rent and office costs ($15,000) and general administrative costs ($25,000).

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

None

Item 3.  Defaults Upon Senior Securities

None

Item 4.  Submission of Matters to a Vote of Security Holders

None

Item 5. Other Information

None

Item 6. Exhibits and Report on Form 8-K

During the quarter ended May 31, 2005 reports were filed on Form 8K concerning the following corporate developments:

1.
Assignment of Interest agreement with CALCOR Energy Partners, LLC, an Arizona limited liability company, whereby we have purchased a 33.075% net Working Interest in certain mineral leases (Coyote Creek) located in Tehama County, Ca, comprising sections 14, 15, 16, 22, 23, 24, 25, 26, 35 and 36 in Township 26 North Range 3 West and sections 1 and 2 in Township 25 North Range 3 West.

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

5.
Appointment of Mr. Sam Johal, of Sacramento, California, to the positions of Director, Chief Executive Officer and president our board and appointment of Mr. Chris Foster, of Vancouver, British Columbia to the positions of Director, Treasurer and Chief Financial Officer of our Board of Directors.

6.
Assignment of Interest Agreement with 1048136 ALBERTA LTD, a private Alberta company, to acquire a 49% working interest in the Empress Project, Alberta Canada. Under the terms of the farm-in agreement, we will earn a 49% working interest on the three (3)- section project by drilling, casing and completing one exploratory gas well on each section.

Exhibits:

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

Cascade Energy Inc.

     /s/ Sam Johal
     Sam Johal Director

Date: July 15, 2005.