Form 10QSB
period 2005-08-31
Cascade Energy, Inc.
filed 2005-10-25
CIK 1290504

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

(Mark One)
☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended August 31, 2005

☐TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT
For the transition period from __________ to __________

Commission file number 333-115637

CASCADE ENERGY, INC.
(Exact name of small business issuer as specified in its charter)

Nevada	41-2122221
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

5151 E. Broadway, Suite 1600, Tucson, AZ 85711
(Address of principal executive offices)

520.512.5469
(Issuer’s telephone number)

N/A
(Former name, former address and former fiscal year, if changed since last report)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date:

48,800,000 shares of common stock, par value of $0.001 issued and outstanding as of October 6, 2005

Transitional Small Business Disclosure Format (Check one): Yes ☐ No ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). (Check one): Yes ☐ No ☒

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

The accompanying unaudited financial statements have been prepared in accordance with the instructions to Form 10-QSB and Item 310(b) of Regulation S-B, and, therefore, do not include all information and footnotes necessary for a complete presentation of financial position, results of operations, cash flows, and stockholders’ equity in conformity with generally accepted accounting principles. In the opinion of management, all adjustments considered necessary for a fair presentation of the results of operations and financial position have been included and all such adjustments are of a normal recurring nature. Operating results for the six months ended August 31, 2005 are not necessarily indicative of the results than can be expected for the year ended February 28, 2006.

CASCADE ENERGY, INC.

(AN EXPLORATION STAGE COMPANY)

INTERIM FINANCIAL STATEMENTS

August 31, 2005

(Stated in US Dollars)

(Unaudited)

CASCADE ENERGY, INC.
(AN EXPLORATION STAGE COMPANY)
INTERIM BALANCE SHEETS
August 31, 2005 and February 28, 2005
(Stated in US Dollars)
(Unaudited)

	August 31,	February 28,
	2005	2005
ASSETS

Current
Cash	$3,949	$48
Advance receivable	5,998	5,998
Current assets of discontinued operations – NOTE 6	-	17,377
	9,947	23,423

Advance - Property Development Cost – NOTE 3	374,704	-

	$384,651	$23,423

LIABILITIES

Current
Accounts payable and accrued liabilities – NOTE 4	60,044	23,228
Due to related parties – NOTE 4	10,263	7,644
Convertible Debenture Payable – NOTE 5	927,720	-
Current liabilities of discontinued operations – NOTE 6	-	199,890
	998,027	230,762

STOCKHOLDERS’ DEFICIENCY

Capital stock – NOTE 8
Common stock, $0.001 par value, 200,000,000 shares authorized
Preferred stock, $0.001 par value, 5,000,000 shares authorized
48,800,000 common shares issued and outstanding (February 28,	48,800	72,800
2005: 72,800,000)
Additional paid-in capital	6,300	(14,700)
Accumulated other comprehensive loss for discontinued operations	-	(10,673)
Accumulated deficit	(84,549)	(254,766)
Accumulated deficit during the exploration stage	(583,927)	-

	(613,376)	(207,339)

	$384,651	$23,423

SEE ACCOMPANYING NOTES

CASCADE ENERGY, INC.
(AN EXPLORATION STAGE COMPANY)
INTERIM STATEMENTS OF OPERATIONS
for the three and six months ended August 31, 2005 and 2004
(Stated in US Dollars)
(Unaudited)

					From Date
					Of Inception
					Of
					Exploration
					Stage
					(June 1,
					2005)
	Three months ended		Six months ended		To
	August 31,		August 31,		August 31,
	2005	2004	2005	2004	2005

Expenses
Accounting and audit fees	$3,760	$3,500	$6,964	$15,122	$3,760
Advertising and promotion	10,000	-	10,000	-	10,000
Bank charges and interest	177	-	241	22	177
Consulting fees - NOTE 4	15,400	4,000	15,400	9,000	15,400
Filing and listing fees	3,798	-	4,570	-	3,798
Foreign exchange loss	-	-	-	89	-
Interest on long-term debt	9,480	-	9,480	-	9,480
Investor relations	32,465	-	32,465	-	32,465
Legal fees	-	913	-	2,600	-
Office and general	-	849	-	1,717	-
Rent	-	900	-	1,500	-
Telephone	-	-	-	-	-
Transfer agent fees	511	-	1,096	-	511

Loss before other items	(75,591)	(10,162)	(80,215)	(30,050)	(75,591)

Other items
Exploration costs written off - NOTE 3	(508,336)	-	(508,336)	-	(508,336)

Loss from continuing operations	(583,927)	(10,162)	(588,551)	(30,050)	(583,927)
Gain from discontinued
operations - Schedule 1	187,494	(24,942)	185,513	(53,827)	187,494

Net loss	$(396,433)	$(35,104)	$(403,038)	$(83,877)	$(396,433)

Basic and diluted loss per share
- continuing operations	$(0.01)	$(0.00)	$(0.00)	$(0.00)

Basic and diluted loss per share
- discontinued operations	$(0.00)	$(0.00)	$(0.00)	$(0.00)

Weighted average number of
common shares outstanding	62,104,348	72,800,000	67,452,174	72,800,000

SEE ACCOMPANYING NOTES

CASCADE ENERGY, INC.
(AN EXPLORATION STAGE COMPANY)
INTERIM STATEMENTS OF CASH FLOWS
for the six months ended August 31, 2005 and 2004
(Stated in US Dollars)

			From Date
			Of Inception
			Of Exploration
			Stage
			(June 1, 2005)
	Six months ended		To
	August 31,	August 31,	August 31,
	2005	2004	2005

Operating Activities
Net loss for the period	$(588,551)	$(30,050)	$(583,927)

Change in non-cash working capital items related to
operations:
Prepaid expenses and deposits	-	(2,400)	-
Accounts payable and accrued liabilities	36,817	2,490	33,482

Cash flows used in operating activities	(551,734)	(29,960)	(550,445)

Financing Activities
Increase in due to related parties	2,619	-	841
Increase in due from Cascade Energy, Inc	-	(5,998)	-
Increase in convertible debenture payable	927,720	-	927,720

Cash flows provided by (used in) financing activities	930,339	(5,998)	928,561

Investing Activities
Advance – Property Development Cost	(374,704)	-	(374,704)

Increase (decrease) in cash from continuing operations	3,901	(35,958)	3,412

Decrease in cash from discontinued operations – NOTE 7	-	(2,192)	(555)

Increase (decrease) in cash during the period	3,901	(38,150)	2,857

Cash, beginning of the period	48	57,183	1,092

Cash, end of the period	$3,949	$19,033	$3,949

Supplemental disclosure of cash flow information
Cash paid for:
Interest	$-	$-	$-

Income taxes	$-	$-	$-

SEE ACCOMPANYING NOTES

Schedule 1

CASCADE ENERGY, INC.
(AN EXPLORATION STAGE COMPANY)
INTERIM STATEMENTS OF OPERATIONS
FROM DISCONTINUED OPERATIONS OF POWER GROW SYSTEM LTD.
for the three and six months ended August 31, 2005 and 2004
(Stated in US Dollars)
(Unaudited)

	Three Months Ended		Six Months Ended
	August 31,		August 31,
	2005	2004	2005	2004

Sales	$20,015	$35,537	$70,077 $	114,232

Cost of sales	13,866	22,726	54,063	75,877

Gross profit	6,149	12,811	16,014	38,355

Expenses
Accounting and audit fees	235	(18)	1,610	(2,874)
Advertising	90	52	6,315	8,241
Auto expenses	476	2,771	1,899	7,706
Bad debt (recovery)	(9)	10,397	(11,402)	17,692
Bank charges and interest	485	2,273	1,609	3,405
Consulting fees - NOTE 4	2,658	11,818	13,585	29,061
Investor relations	-	285	-	1,398
Legal fees	937	4	1,084	708
Office and general	516	1,962	1,722	5,419
Rent - NOTE 4	417	5,961	1,695	12,410
Salaries and benefits	61	23	237	2,988
Subcontract	3,354	-	-	-
Telephone	592	2,075	-	3,957
Travel	-	149	3,354	2,071

	(9,812)	(37,753)	(23,794)	(92,182)

Loss before the following	(3,663)	(24,942)	(7,780)	(53,827)
Foreign currency translation adjustment	5,396	-	(2,280)	-
Gain on disposal of subsidiary - NOTE 6	195,573	-	195,573	-

Gain (Loss) from discontinued
operations	$187,494	$(24,942)	$185,513 $	(53,827)

SEE ACCOMPANYING NOTES

CASCADE ENERGY, INC.
(AN EXPLORATION STAGE COMPANY)
INTERIM STATEMENT OF STOCKHOLDERS’ EQUITY (DEFICIENCY)
for the period December 23, 2003 (Date of Inception) to August 31, 2005
(Stated in US Dollars)

						Accumulated
						Deficit
						During
						Exploration
				Accumulated		Stage
				Other		(June 1,
			Additional	Compre-		2005) To
	Common Stock		Paid-in	hensive	Accumulated	August
	Number*	Par Value	Capital	Loss	Deficit	31, 2005	Total

Issuance of common stock
for cash - at $0.000125	40,800,000	$40,800	$(35,700)	$-	$-	$-	$5,100

Issuance of common stock
for acquisition of Power
Grow System Ltd.
- at $0.000125	24,000,000	24,000	(21,000)	-	-	-	3,000

Issuance of common stock
for cash	8,000,000	8,000	42,000	-	-	-	50,000
- at $0.00625
Net loss for the period	-	-	-	-	(10,441)	-	(10,441)
						-
Balance, February 29, 2004	72,800,000	72,800	(14,700)	-	(10,441)	-	47,659

Other comprehensive loss
for the year	-	-	-	(10,673)	-	-	(10,673)
						-
Net loss for the year	-	-	-	-	(244,324)	-	(244,324)

Balance, February 28, 2005	72,800,000	$72,800	$(14,700)	$(10,673)	$(254,765)	-	$(207,338)

Cancellation of common
stock received from disposition
of Power Grow System Ltd.- at
$0.000125	(24,000,000)	(24,000)	21,000	-	-	-	(3,000)

Net loss from continuing operations	-	-	-	-	(4,624)	(583,927)	(588,551)

Net loss from discontinued operations	-	-	-	10,673	174,840		(185,513)

Balance, August 31, 2005	48,800,000	$48,800	$6,300	$-	$(84,549)	$(583,927)	$(613,376)

*
The common stock issued, par value of common stock, and additional paid-in capital have been retroactively restated to reflect a forward split of 8 new shares for 1 old share effective on April 28, 2005.

SEE ACCOMPANYING NOTES

CASCADE ENERGY, INC.
(AN EXPLORATION STAGE COMPANY)
NOTES TO THE INTERIM FINANCIAL STATEMENTS
August 31, 2005
(Stated in US Dollars)
(Unaudited)

NOTE 1 – INTERIM FINANCIAL STATEMENTS AND CONTINUANCE OF OPERATIONS

While the information presented in the accompanying interim financial statements to August 31, 2005 financial statements is unaudited, it includes all adjustments which are, in the opinion of management, necessary to present fairly the financial position, result of operations and cash flows for the interim period presented in accordance with the accounting principles generally accepted in the United States of America. In the opinion of management, all adjustments considered necessary for a fair presentation of the results of operations and financial position have been included and all such adjustments are of a normal recurring nature.

Operating results for the quarter ended August 31, 2005 are not necessarily indicative of the results that can be expected for the year ending February 28, 2006.

These financial statements have been prepared using generally accepted accounting principles in the United States of America applicable for a going concern which assumes that the Company will realize its assets and discharge its liabilities in the ordinary course of business. The Company has a working capital deficiency of $988,080 as at August 31, 2005, has not yet attained profitable operations and the Company has accumulated losses of $688,476 since inception. Its ability to continue as a going concern is dependent upon the ability of the company to generate profitable operations in the future and/or to obtain the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due. The outcome of these matters cannot be predicted with any certainty at this time and raise substantial doubt that the Company will be able to continue as a going concern. These financial statements do not include any adjustments to the amounts and classification of assets and liabilities that may be necessary should the Company be unable to continue as a going concern. The Company anticipates that additional funding will be in the form of equity financing from the sale of common shares. The Company may also seek to obtain additional short-term loans from the directors of the Company. There are no current arrangements in place for equity funding or short-term loans.

NOTE 2 – PRINCIPLES OF CONSOLIDATION

The financial statements as at February 28, 2005 and for the three and six months ended August 31, 2005, include the accounts of the Company and its wholly-owned subsidiary, Power Grow System Ltd. The company disposed of Power Grow System Ltd. on June 30, 2005 (NOTE 6). All inter-company transactions and account balances have been eliminated.

NOTE 3 - OIL & GAS PROPERTIES

Oil and Gas Project Costs

The Company is in the development stage and has earned no revenues from its planned operations. It is primarily engaged in the acquisition, exploration and development of oil and gas properties. The Company uses the successful efforts method of accounting for these activities. Under this method of accounting, geological and geophysical costs and the costs of carrying and retaining undeveloped properties are charged to expense when incurred since they do not result in the acquisition of assets. Costs incurred to drill exploratory wells and exploratory-type stratigraphic test wells that do not find proved reserves are charged to expense when it is determined that the wells have not found proved reserves. Costs incurred to acquire properties and drill development wells, development-type

Cascade Energy, Inc.
(An Exploration Stage Company)
Notes to the Interim Financial Statements
August 31, 2005
(Stated in US Dollars) – Page 2

NOTE 3 - OIL & GAS PROPERTIES (Continued)

stratigraphic test wells, successful exploratory wells, and successful exploratory-type stratigraphic wells are capitalized. Capitalized costs of wells and related equipment will be amortized, depleted, or depreciated using the units-of-production method. Costs of unproved properties will be assessed periodically to determine if an impairment loss should be recognized.

The Company entered into agreements to acquire interests in various unproven oil and gas properties as follows:

Coyote Creek Prospect, California, USA

On May 6, 2005, by an assignment agreement, the Company acquired a 33.075% working interest in certain mineral leases situated in Tehama County, California, referred to as the Coyote Creek Prospect. As consideration for this assignment, the Company assumed complete responsibility for the performance of all obligations of the assignor with respect to the farm-out agreement in which the assignor purchased its 67.5% working interest in the Coyote Creek Prospect. These obligations included $508,336 in geologic, geophysical, administration, land fee, dry hole drilling costs, and plugging and abandonment costs. Drilling was completed in August 2005 and the well proved to be uneconomical, therefore the entire $508,336 was charged to expense. Consequently, at August 31, 2005, no amounts have been capitalized by the Company with respect to the Coyote Creek Prospect.

Strand Fiord Coal Project, Canada

On June 15, 2005, the Company executed an acquisition proposal (the “Agreement”) with James Bay Energy Inc (“James Bay”), a private company, whereby James Bay, with the subsequent ratification of First Nephi International, Inc. (“FNI”) as appropriate, agreed to grant to the Company an option to acquire an undivided 10% ownership interest in five coal exploration licenses (the “Licenses”) to explore and develop certain coal properties (collectively the “Property”) located on Axel Hieberg Island in the Canadian Arctic. Pursuant to an agreement (the “Underlying Agreement”) dated April 20, 2005, between James Bay and FNI, James Bay and FNI agreed to form a Nova Scotia company (“Novaco”) for the purposes of the joint-venture exploration and development of the Property. In the Underlying Agreement it was agreed that the ownership of Novaco would be FNI 90% and James Bay 10%, reflecting the respective interest of those parties in the Licenses.

Due to the failure of James Bay and FNI to form Novaco, the Company elected not to exercise the Option and subsequent to the quarter ended August 31, 2005, the Company and James Bay mutually agreed to terminate the Agreement (NOTE 9). As at August 31, 2005, no amounts have been paid or capitalized by the Company with respect to the Strand Fiord Coal Project.

Empress Project, Alberta, Canada

“Option Lands” (Sections 5, 6 and 7), Empress Project, Alberta, Canada

On May 19, 2005, the Company executed a farm-in agreement (the “Agreement”) with a private company to acquire a 49% working interest in the Crown P&NG rights of Sections 5, 6, and 7 (the “Option Lands”) of the Empress Project, located in eastern Alberta, Canada. Under the terms of the

Cascade Energy, Inc.
(An Exploration Stage Company)
Notes to the Interim Financial Statements
August 31, 2005
(Stated in US Dollars) – Page 3

NOTE 3 - OIL & GAS PROPERTIES (Continued)

Agreement, the Company will earn the 49% working interest in each of three sections of the project by drilling, casing and completing one exploratory gas well in each section.

The Company elected not to commence with the drilling of the Option Lands, thereby forfeiting its right to a 49% working interest in these properties. As at August 31, 2005, no amounts have been paid or capitalized by the Company with respect to the Option Lands of the Empress Project.

“Farmout Lands” (Sections 16, 9, 17, and 21) Empress Project, Alberta, Canada

On June 30, 2005, the Company executed a farm-in agreement (the “Agreement”) with a private company (the “Grantor”) to acquire a 21% working interest in Section 16 of the Empress Project, located in eastern Alberta, Canada, including the 11-16-24-2W4M well (“11-16”). Under the terms of the Agreement, the Company will earn the 21% working interest by agreeing to pay all additional costs and expenses whatsoever relating to all development on Section 16 from the date of the Agreement forward. The interests earned by us under the agreement are subject to a 15% over-riding royalty interest for the Province of Alberta and an additional 3% over-riding royalty interest stipulated in an underlying agreement.

Subsequent to the quarter ended August 31, 2005, the Company received a cash call in the amount of approximately $250,000 ($293,469 Canadian funds) from the Operator of the 11-16 (NOTE 9). This represents the estimated cost to connect the 11-16 to the Altagas gathering system and must be paid by the Company in a timely fashion in order to earn the Company’s 21% working interest in Section 16. The Company expects that it will be able to arrange financing in a timely fashion in order to fulfil this cash call. As at August 31, 2005, no amounts have been paid or capitalized by the Company with respect to Section 16 of the Empress Project.

An amendment to the Agreement signed subsequent to the quarter ended August 31, 2005, confirms that the Company has also earned a 49% working interest in three other sections of the Farmout Lands (sections 9, 17, and 21) as a result of the Grantor having completed one well on Section 16 (NOTE 9).

The Company will have the right and option, for thirty (30) days from rig release of the last Earning Well drilled on the Farmout Lands in which to elect in writing to the Original Farmor to drill a well (hereinafter referred to as the “Option Well”) at a location of its choice on four pre-selected unearned sections of the Farmout Lands, which Option Well must be spudded by the Company no later than forty five (45) days after its election, subject to surface access, rig availability and regulatory approvals. The Company shall continuously and diligently drill the Option Well to Contract Depth and complete, cap or abandon same at its sole cost, risk and expense. Failure by the Company to elect to drill an Option Well shall be deemed to be an election to surrender its rights to drill an Option Well and to earn an interest in the unearned Farmout Lands.

In the event the Company elects to drill an Option Well, the Company will earn 21% of the Grantor’s Working Interest if the Option Well is on Section 16 and 49% of the Grantor’s Working Interest if the Option Well is on any of the other three Sections, subject to the Overriding Royalty and rights of conversion reserved by the original farmor.

Cascade Energy, Inc.
(An Exploration Stage Company)
Notes to the Interim Financial Statements
August 31, 2005
(Stated in US Dollars) – Page 4

NOTE 3 - OIL & GAS PROPERTIES (Continued)

Section 15, Empress Project, Alberta, Canada

On July 22, 2005, the Company executed a farm-in agreement (the “Agreement”) with a private company to acquire a 49% working interest in Section 15 of the Empress Project, located in eastern Alberta, Canada. Under the terms of the Agreement, the Company will earn the 49% working interest by drilling one Earning Well on Section 15 and spudding the Earning Well not later than 30-days after the full execution of the Agreement. The Company elected not to commence with the drilling of the well, thereby forfeiting its right to a 49% working interest. As at August 31, 2005, no amounts have been paid or capitalized by the Company with respect to Section 15 of the Empress Project.

Kansas Prospect Database Participation Rights, Kansas, USA

On August 10, 2005, the Company executed a data sharing agreement (the “Agreement”) with Blue Scorpion Energy Inc. (“Blue Scorpion”, formerly “1048136 Alberta Ltd.”), a private Alberta company, to acquire a 25% working interest in certain proprietary oil and gas engineering data respecting several prospective areas in the State of Kansas. The data includes, among other things, certain magnetic data acquired by airborne surveys over lands (the “Lands”) in the State of Kansas that cover an area of approximately 1,000,000 acres, as well as interpretations of such data (including scaled digital plots defining potential prospects, maps and other related data). A five (5%) percent gross overriding royalty (the “Royalty”) has been reserved in an underlying agreement.

The Company, with a 25% working interest, will be participating in a joint venture with other working interest partners who are Fidelis Energy, Inc. (“Fidelis”) with a 25% working interest, Silver Star Energy, Inc.`(“Silver Star”) with a 20% working interest, and Blue Scorpion (collectively the “Companies”). The Companies agree to pay, in proportion to the interests in the data that they are entitled to earn under this Agreement, the costs of the acquisition, by way of lease or otherwise, of up to two (2) sections of the Lands (the “Initial Lands”), selected by Blue Scorpion, for a two (2) well drilling program on such Initial Lands. The Companies agree to advance to Blue Scorpion their respective share of the funds required to complete acquisition of the Initial Lands forthwith upon the receipt of written notification from Blue Scorpion that it has selected appropriate Initial Lands, and negotiated terms with the underlying owners of such Initial Lands, in order to secure the Initial Lands.

Upon the completion of the acquisition of the Initial Lands, the Companies shall fully fund, drill, abandon, or complete, as the case may be, two (2) oil and/or gas wells (collectively the “Earning Wells”) on the Initial Lands in accordance with this Agreement, against the receipt of authorizations for expenditure from Blue Scorpion. Prior to the drilling, abandonment and or completion of the Earning Wells, the Companies will have earned no interest in the Data, the Earning Wells, or any part thereof. Blue Scorpion shall be the operator (the “Operator”) of all aspects the selection and acquisition of the Initial Lands and the drilling of the Earning Wells.

Upon the drilling, abandonment, or completion, as the case may be, of the Earning Wells, the Companies shall have earned the undivided interests in the Data, provided that the Data shall only be used by the Companies thereafter in the manner set forth in the Agreement. Subject to the Royalty, and any lessor royalties or other encumbrances flowing with the Initial Lands, the working interests of

Cascade Energy, Inc.
(An Exploration Stage Company)
Notes to the Interim Financial Statements
August 31, 2005
(Stated in US Dollars) – Page 5

NOTE 3 - OIL & GAS PROPERTIES (Continued)

the parties in the Earning Wells and the Initial Lands shall be as follows: the Company – 25%; Fidelis – 25%; Silver Star – 20%; Blue Scorpion – 30%.

Blue Scorpion will be carried through the drilling and completion of the first two exploratory wells. The 70% joint venture working interest partners will pay 100% of the costs of drilling and completing the initial two wells. Subsequent to those first two wells, all participants in the play will contribute on a straight up working interest basis.

As at August 31, 2005, no amounts have been paid or capitalized by the Company with respect to the Kansas Prospect Data Sharing Agreement.

Bolloque Prospect, Alberta, Canada

On August 26, 2005, the Company executed a farm-in agreement (the “Agreement”) with a private company (the “Grantor”) to acquire the right to earn 49% of the interests that the Grantor can otherwise earn in the “Farmout Lands”, six sections of the Bolloque Project located 60 miles due north of Edmonton, Alberta, Canada.

Under the terms of the Agreement, the Company will earn the 49% working interest by drilling one Test Well on one of the sections comprising the Farmout Lands. If the Company fulfills its obligations with respect to the Test Well, it shall have the right to drill a like well (“First Option Well”) on any undrilled section of the Farmout Lands provided that written election is made to the original farmor within 45 days after the rig release date of the Test Well. If the Company elects to drill the First Option Well it shall commence to drill on or within 45 days of the written election to the original farmor to drill subject to rig availability, regulatory approval and suitable surface access. In like manner the Company shall have the continuing rolling option to elect to drill, thereafter drill further Option Wells and earn on any undrilled section of the Farmout Lands on the same timing and earning basis as the First Option Well utilizing the rig release date of the then most immediately preceding Earning Well.

In August 2005, the Company received a cash call in the amount of $374,704 ($450,000 Canadian funds) to finance the drilling of the Test Well, and that amount was advanced by the Company to the Operator of the property as at August 31, 2005.

Subsequent to the quarter ended August 31, 2005, in September, the “7-1” well was spudded and cased on section 1 of the Bolloque Farmout Lands. The well reached a total depth of 1,055 metres (3,462 feet) and a suite of electronic logs was run. The logging indicates the presence of oil on logs within the targeted Leduc (D-3) Formation. Based on this positive development, the well was cased to depth. The testing phase of the well has now commenced.

We have called for a completion rig that will perforate and swab test this promising section of the Leduc Formation, and in October, 2005, we received a cash call from the operator of the 7-1 for approximately $115,000 ($134,375 Canadian funds) for the cost of completion of the well. The testing phase of the well is anticipated to take approximately 10 days, dependant on rig availability. The "7-1" well has confirmed the presence of a Leduc Pinnacle Reef buildup under the Company's leases and that

Cascade Energy, Inc.
(An Exploration Stage Company)
Notes to the Interim Financial Statements
August 31, 2005
(Stated in US Dollars) – Page 6

NOTE 3 - OIL & GAS PROPERTIES (Continued)

the presence of hydrocarbons is indicated on the logs. A 3% gross over-riding royalty has been reserved in the underlying agreement.

NOTE 4 – RELATED PARTY TRANSACTIONS

During the six months ended August 31, 2005 the Company incurred consulting fees of $18,977 (2004 - $23,155) charged by companies with directors that are former directors of the Company.

During the six months ended August 31, 2005, the Company incurred rent of $1,693 (2004 - $Nil) charged by a director and a company with a director that is a former director of the Company.

These charges were measured by the exchange amount which is the amount agreed upon by the transacting parties.

Included in accounts payable at August 31, 2005 is $Nil (February 28, 2005 - $6,577) owing to former directors of the Company and to companies with directors that are former directors of the Company.

The amounts due to related parties represent advances and unpaid charges due to directors of the Company or to companies with directors in common with the Company and such advances are unsecured, non-interest bearing and have no specific terms of repayment.

NOTE 5 - CONVERTIBLE DEBENTURES

On June 15, 2005, the Company executed three secured convertible debentures for a total of $3,000,000. The debentures bear interest at 5% per annum and the principle and interest is convertible, at the holders’ discretion, into shares of common stock of the Company at $0.50 per share. The debentures are due and payable in full on or before June 15, 2006. As at August 31, 2005, $508,336 has been advanced directly to the Coyote Creek Prospect (Note 3), $374,704 has been advanced directly to the Bolloque Project (Note 3), and $35,200 has been advanced for sundry amounts, for a total advanced of $918,240 as at August 31, 2005. Subsequent to the quarter ended August 31, 2005, one of the debentures has been closed at a principal amount of $953,021, and the other two debentures cancelled as the Company has elected to pursue alternative sources of financing under more favorable terms. Interest accrued on the convertible debenture as at August 31, 2005 was $9,480.

NOTE 6 – DISCONTINUED OPERATIONS

On June 30, 2005, the Company executed an Acquisition/Disposition Agreement (the “Agreement”) whereby the Company agreed to dispose of 100% of the issued and outstanding shares in the common stock of its wholly-owned subsidiary, Power Grow Systems Ltd., to its two original shareholders in consideration of the purchasers delivering to the Company share certificates, accompanied by duly executed Irrevocable Powers of Attorney to transfer the share certificates, representing a total of 3,000,000 (pre-forward split, 24,000,000 post-forward split – NOTE 8) common shares in the capital of the Company registered and beneficially owned by the purchasers. In conjunction with the closing of the agreement on July 20, 2005, Power Grow Systems Ltd. will assume all current and future

Cascade Energy, Inc.
(An Exploration Stage Company)
Notes to the Interim Financial Statements
August 31, 2005
(Stated in US Dollars) – Page 7

NOTE 6 – DISCONTINUED OPERATIONS (Continued)

liabilities, tangible and intangible assets, intellectual and proprietary information relating to the hydroponics plant growing equipment operation.

The net loss on disposal was determined as follows:

Proceeds on disposal of subsidiary	$3,000

Net assets of subsidiary:
Cash	501
Accounts receivable	5,639
Inventory	6,893
Accounts payable	(101,249)
Due to related parties	(92,489)
Due to Cascade Energy, Inc.	(5,998)
Loan payable	(5,870)
(192,573)

Net gain on disposal of subsidiary	$195,573

The consolidated balance sheets include the following amounts related to the discontinued operations of the subsidiary.

	August 31,	February 28,
	2005	2005

Accounts receivable	$-	$10,568
Inventory	-	6,809

Current assets of discontinued operations	$-	$17,377

Bank overdraft	$-	$9,501
Accounts payable	-	104,776
Due to related parties	-	62,805
Due to Cascade Energy, Inc.	-	5,998
Loan payable	-	16,810

Current liabilities of discontinued operations	$-	$199,890

Accumulated other comprehensive loss from discontinued
operations	$-	$10,673

Cascade Energy, Inc.
(An Exploration Stage Company)
Notes to the Interim Financial Statements
August 31, 2005
(Stated in US Dollars) – Page 8

NOTE 6 – DISCONTINUED OPERATIONS (Continued)

Subsequent to the closing of the disposition, and during the quarter ended August 31, 2005, the Company returned to treasury and cancelled the 24,000,000 (post-forward split) common shares in its capital stock that were purchased in consideration of the disposition of its wholly owned subsidiary.

NOTE 7 – STATEMENT OF CASH FLOWS

Cash flows from discontinued operations are as follows:

	Six months ended
	August 31,
	2005	2004

Cash flows used in operating activities
Gain (Loss) from discontinued operations	$185,513	$(53,827)
Items not affecting cash:
Gain on disposal of subsidiary	(195,573)	-
Changes in non-cash working capital items:
Bank overdraft	(9,501)	1,102
Accounts receivable	4,929	16,163
Prepaid	-	(11)
Inventory	(84)	(1,255)
Accounts payable	(3,527)	20,306

Cash used in operating activities	(18,243)	(17,522)

Cash flows used by financing activities
Loan payable	(10,940)	2,458
Due to related parties	29,684	9,530
Due to Cascade Energy, Inc.	-	5,998
Cash provided by financing activities	18,744	17,986

Effect of foreign exchange rate changes on cash	-	(2,656)

Increase (decrease) in cash from discontinued
operations prior to disposal	501	(2,192)

Cash balance of subsidiary on disposal	(501)	-

Increase (decrease) in cash from discontinued
operations during the period	$-	$(2,192)

Cascade Energy, Inc.
(An Exploration Stage Company)
Notes to the Interim Financial Statements
August 31, 2005
(Stated in US Dollars) – Page 9

NOTE 8 – CAPITAL STOCK

On April 28, 2005, the Company approved a forward split of its common stock on the basis of 8 new shares for 1 old share and increased its authorized capital stock to 200,000,000 common shares. The number of shares referred to in these financial statements have been restated wherever applicable to give retroactive effect to the forward stock split. The par value of common stock and additional paid-in capital has also been restated.

The Company's capitalization is 200,000,000 common shares, with a par value of $0.001 per share and 5,000,000 preferred shares with a par value of $0.001 per share.

On June 30, 2005, the Company disposed of 100% of the issued and outstanding shares in the common stock of its wholly-owned subsidiary, Power Grow Systems Ltd., in consideration of the delivery to the Company of share certificates, accompanied by duly executed Irrevocable Powers of Attorney to transfer the share certificates, representing a total of 3,000,000 (pre-forward split, 24,000,000 post-forward split) common shares in the capital of the Company (NOTE 6). Subsequent to the closing of the disposition, and during the quarter ended August 31, 2005, the Company returned to treasury and cancelled the 24,000,000 (post-forward split) common shares in its capital stock that were purchased in consideration of the disposition of its wholly owned subsidiary.

Item 2. Plan of Operation.

FORWARD-LOOKING STATEMENTS

This quarterly report contains forward-looking statements as that term is defined in the Private Securities Litigation Reform Act of 1995. These statements relate to future events or our future financial performance. In some cases, you can identify forward-looking statements by terminology such as “may”, “should”, “expects”, “plans”, “anticipates”, “believes”, “estimates”, “predicts”, “potential” or “continue” or the negative of these terms or other comparable terminology. These statements are only predictions and involve known and unknown risks, uncertainties and other factors, including the risks in the section entitled “Risk Factors”, that may cause our or our industry’s actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by these forward-looking statements.

Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements. Except as required by applicable law, including the securities laws of the United States, we do not intend to update any of the forward-looking statements to conform these statements to actual results.

Our financial statements are stated in United States dollars and are prepared in accordance with United States Generally Accepted Accounting Principles. In this quarterly report, unless otherwise specified, all dollar amounts are expressed in United States dollars. All references to “common shares” refer to the common shares in our capital stock.

As used in this quarterly report, the terms “we”, “us”, “our company”, and “Cascade” mean Cascade Energy, Inc., a Nevada corporation, unless otherwise indicated.

Corporate History

Cascade Energy, Inc. (formerly “Pro-Tech Holdings Ltd.”) was incorporated under the laws of the State of Nevada on December 23, 2003. After we effected the acquisition of Power Grow System Ltd. (Power Grow), a private British Columbia company, on February 29, 2004, its focus was on identifying and securing business opportunities in the hydroponics plant growing equipment manufacturing industry.

Power Grow was incorporated pursuant to the laws of British Columbia on August 20, 2001 for the purpose of designing, manufacturing and marketing sophisticated hydroponics plant growing equipment to be marketed in Canada and the United States to nurseries, garden centers, specialized hydroponics equipment shops, gardeners and home hobbyists who wish to grow their own fresh fruits, flowers, herbs and vegetables, year round, faster than conventional gardening, organically and free of outdoor pollutants, pests and weeds.

On February 2, 2004, Cascade entered into a share purchase agreement with Power Grow, Jason Bleuler and Nick Brusatore to acquire 100% of the issued and outstanding shares of voting stock of Power Grow. In consideration of the transfer of all of the outstanding shares of Power Grow, Cascade issued a total of 3,000,000 shares of common stock to the two Power Grow shareholders of which 1,500,000 were issued to Jason Bleuler and 1,500,000 to Nick Brusatore. Mr. Bleuler was appointed to the board of directors of Cascade. Messrs. Bleuler and Brusatore remained on the board of directors of Power Grow. On February 29, 2004, Cascade acquired Power Grow, and Power Grow became its wholly-owned subsidiary.

On April 28, 2005, we changed our name from “Pro-Tech Holdings Ltd.” to “Cascade Energy, Inc.” to better reflect the change of direction of our business operations. On May 5, 2005, we effected a forward split of our issued and outstanding shares of common stock on a one-for-eight basis. This forward split resulted in the increase of our authorized capital stock to 200,000,000 shares of common stock at a par value of $0.001 per share and our shares of preferred stock remained unchanged at 5,000,000 shares of preferred stock at a par value of $0.001 per share. The name change was recorded by the Nevada Secretary of State on April 27, 2005 and took effect with the Over-the-Counter Bulletin Board at the opening for trading on May 5, 2005 under the new stock symbol, CSCE.

On June 30, 2005, we entered into an acquisition/disposition agreement with Power Grow, Jason Bleuler and Nick Brusatore to acquire 24,000,000 (post-split) shares of common stock of Cascade from Jason Bleuler, as to 12,000,000 shares of common stock and Nick Brusatore, as to 12,000,000 shares of common stock in exchange for the shares of common stock of Power Grow.

Current Business

We are an exploration stage company engaged in the exploration and development of natural gas and oil properties in the province of Alberta, Canada, and in the States of California and Kansas, U.S.A. Our primary objective is to acquire, discover, upgrade and expand North American energy reserves towards near-term production and cash flow, together with identifying and participating in exploration opportunities.

To date we have acquired initial working interests in the Coyote Creek gas prospect in the Sacramento basin of California, USA, the Empress gas and Bolloque oil prospects in Alberta, Canada, and a data sharing agreement respecting several prospective areas in the State of Kansas, U.S.A. The rights to the Coyote Creek prospect have been forfeited, but working interests in the Empress, Bolloque and Kansas prospects all remain active. An agreement to acquire an interest in the Strand Fiord coal project on Axel Heiberg Island in the Canadian Arctic was cancelled by our company.

Coyote Creek Prospect

On May 6, 2005, by an assignment agreement, we acquired a 33.075% working interest in certain mineral leases (comprising sections 14, 15, 16, 22, 23, 24, 25, 26, 35 and 36 in Township 26 North Range 3 West and sections 1 and 2 in Township 25 North Range 3 West) situated in Tehama County, California, referred to as the Coyote Creek Prospect. As consideration for this assignment, we assumed complete responsibility for the performance of all obligations of the assignor with respect to the farm-out agreement in which the assignor purchased its 67.5% working interest in the Coyote Creek Prospect. These obligations included $508,336 in geologic, geophysical, administration, land fee, dry hole drilling costs, and plugging and abandonment costs. Drilling was completed in August 2005 and the well proved to be uneconomical, so the entire $508,336 was charged to expense. As at August 31, 2005, no amounts have been capitalized by us with respect to the Coyote Creek Prospect.

The Coyote Creek natural gas prospect is located at the northern end of Sacramento Valley in Tehama County, California. It is north of the Corning Gas Field; approximately 8 Bcf is produced from the post-Eocene, non-marine, Tehama Formation. The Upper Cretaceous Forbes Formation was the primary objective of this prospect, with over 1,000 feet of continuous and discontinuous sand/silt units present locally.

The Coyote Creek prospect is based on 2D seismic and well control. The seismic data and well tops constrain the location of key faults and structural closure. The nearby 1956 Shell Cox #1 well established the presence of gas and reservoir quality sands with a 1000 MCF/D DST test at 4100'. Potential closure size in the main fault block is 390 acres. Estimated recoverable gas reserves range from a low-end case with one well of about 2 Bcf (25' of net pay, 100 acre closure, 750 Mcf/Ac.Ft recovery) to a high-end case, with multiple wells/pay zones, of about 28 Bcf (75' of net pay, 500 acre closure, 750 Mcf/D recovery).

The Coyote Creek prospect is a NW – SE trending faulted anticline with three-way dip closure and fault closure to the southwest. The prospect is situated on the eastern, up-thrown block of the Corning reverse fault, which is also a key structural element at the Corning Gas Field. The upthrown block (“hanging wall”) is associated with gently undulating fault-parallel folding and also northerly trending splay faults, which do not apparently penetrate the shallower, post-Forbes, section. The combination of the Corning Fault and associated folding and splay faults sets up the structural trap at the Coyote Creek prospect.

The Corning Fault is part of a system of en echelon reverse faults that are key controlling structural features in the Malton-Black Butte Gas Field (~140 Bcf), the Willows-Beehive Bend Gas Field (~420 Bcf) and the Arbuckle Gas Field (~80 Bcf), all located south of Coyote Creek.

Empress Prospect

The Empress natural gas exploration project is located in eastern Alberta, Canada approximately 160 miles east of the City of Calgary.

Empress Prospect : Sections 5, 6, and 7

On June 1, 2005, we executed a farm-in agreement with Blue Scorpion Energy Inc. (“Blue Scorpion”, formerly “1048136 Alberta Ltd.”), a private Alberta company, to acquire a 49% working interest in Sections 5, 6, and 7 of the Empress Project, Alberta Canada. Under the terms of the Agreement, we would have earned a 49% working interest in each of the three (3) sections by drilling, casing and completing one exploratory gas well in each section. Well spacing in Alberta allows only one well per section.

We elected not to commence with the drilling of these sections, thereby forfeiting our right to a 49% working interest in these properties. As at August 31, 2005, no amounts have been paid or capitalized by our company with respect to sections 5, 6, and 7 of the Empress Project.

Empress Prospect : Sections 16,19, 17, and 21

On June 30, 2005, we entered into an agreement with Blue Scorpion to acquire a 21% working interest in section 16 of the Empress Project, including the 11-16-24-2W4M well (the “11-16”). Under the terms of the agreement, we will earn the 21% working interest by paying all additional costs and expenses whatsoever relating to all development on Section 16 from the date of the agreement forward. The interests earned by us under the agreement are subject to a 15% over-riding royalty interest for the Province of Alberta and an additional 3% over-riding royalty interest stipulated in an underlying agreement.

The 11-16 was drilled and cased on June 20, 2005 after intersecting three potential hydrocarbon pay zones, and the well was completed in late July, 2005. Following the testing program, third-party engineers reported that the well is projected to produce 500 to 600 Mcf (thousand`cubic feet) gas per day as a stable production rate.

In October 2005 the pipeline route survey was completed and as at the date of this report the last permitting and right of way agreements are being finalized so that pipeline construction can begin. The installation of the pipeline is scheduled to begin in early November 2005 with the goal of finishing and commencement of commercial production and sales by mid-November. Cascade and partners will tie-in to existing infrastructure at the Alta Gas gathering system. This tie-in point is 1.5 miles from the well and is the best logistical point for connection. We have received a cash call in the amount of approximately $250,000 ($293,469 Canadian funds) from the Operator of the 11-16. This represents the estimated cost to connect the 11-16 to the Altagas gathering system and must be paid by us in a timely fashion in order to earn our company’s 21% working interest in Section 16. We expect that it will be able to arrange financing in a timely fashion in order to fulfil this cash call. As at August 31, 2005, no amounts have been paid or capitalized by our company with respect to Section 16 of the Empress Project.

An amendment to the section 16 agreement was signed subsequent to the quarter ended August 31, 2005, confirming that we have also earned a 49% working interest in three other sections (sections 9, 17, and 21) of the farmout lands near to section 16 as a result of Blue Scorpion having completed the 11-16 well. We have the right and option, for thirty (30) days from rig release of the last earning well drilled on the farmout lands in which to elect in writing to the original farmor to drill an option well at a location of its choice on four pre-selected unearned sections of the farmout lands, which option well must be spudded by us no later than forty five (45) days after its election, subject to surface access, rig availability and regulatory approvals. We would be required to continuously and diligently drill the option well to contract depth and complete, cap or abandon same at our sole cost, risk and expense. Failure by us to elect to drill an option well shall be deemed to be an election to surrender our rights to drill an option well and to earn an interest in the unearned farmout lands.

In the event we elect to drill an option well, we will earn 21% of the Blue Scorpion’s working interest if the option well is on Section 16 and 49% of Blue Scorpion’s working interest if the option well is on any of the other three sections, subject to the overriding royalty and rights of conversion reserved by the original farmor.

The Empress natural gas exploration project is located in eastern Alberta, Canada approximately 160 miles east of the City of Calgary. The surface consists of gently rolling farm and ranch land with year round access and an established production and equipment infrastructure.

The Bakken zone of the project has oil shows in Drill Stem Tests (D.S.T.) offsetting the land. Seismic indicates a Bakken high under the project. Seismic indicates a Banff limestone high under the license, overlying the Bakken high. This zone does not produce in the area but produces oil in other areas. The Colony sand has tested gas in the area. The Colony sand is above the Banff .

The Viking zone, 85 meters above the Colony, contains natural gas in wells contiguous to both southwest and north sides of the project. Mapping indicates that the reservoir continues under the project land. Pressure analysis of producing gas wells shows that 16 billion cubic feet (Bcf) of natural gas were originally in place in the Viking reservoir contiguous to the project on the north side. Over 2 Bcf of that gas has been produced from 6 gas wells leaving over 13 Bcf in the reservoir. Gas is present in two wells immediately south of the leases.

Initial production rates from the existing wells have been just under 1 Mmcf per day. Absolute Open Flow Rates (A.O.F.) are in the order of 3 to 5 Mmcf per day with one as high as 14 Mmcf per day. Production is held back to minimize condensate production. Three wells have a cumulative of over 0.4 Bcf each, with one of these having produced 0.9 Bcf.

Empress Prospect : Section 15

On July 22, 2005, we executed a farm-in agreement with Blue Scorpion to acquire a 49% working interest in Section 15 of the Empress Project. Under the terms of the agreement, we would have earned the 49% working interest by drilling one earning well on section 15 and spudding the earning well not later than 30-days after the full execution of the agreement. We elected not to commence with the drilling of the well, thereby forfeiting its right to a 49% working interest. As at August 31, 2005, no amounts have been paid or capitalized by our company with respect to section 15 of the Empress Project.

Bolloque Prospect

The Bolloque project is located 60 miles north of Edmonton, Alberta and is approximately 40% of the way to Lesser Slave Lake, Alberta.

On August 26, 2005, we entered into a farmout agreement with Salida Capital, Inc. (“Salida”), a private Nevada Corporation, to acquire the right to earn 49% of the interests that Salida can otherwise earn in six sections of the Bolloque Project located 60 miles due north of Edmonton, Alberta, Canada. Salida acquired its interest in the lands under a participation agreement, dated March 14, 2005, with Vega Resources Ltd. (“Vega”). Pursuant to the participation agreement, Salida can earn 100% of the interests that Vega has a right to earn in the lands, subject to a 3% gross overriding royalty reserved for Vega in the participation agreement.

Under the terms of the farmout agreement, we will earn the 49% working interest by drilling one test well on one of the sections comprising the farmout lands. If we fulfill our obligations with respect to the test well, we shall have the right to drill a like well (first option well) on any undrilled section of the farmout lands provided that written election is made to the original farmor within 45 days after the rig release date of the test well. If we elect to drill the first option well, drilling shall commence within 45 days of the written election to the original farmor to drill, subject to rig availability, regulatory approval and suitable surface access. In like manner, we shall have the continuing rolling option to elect to drill further option wells and earn on any undrilled section of the Farmout Lands on the same timing and earning basis as the first option well utilizing the rig release date of the then most immediately preceding earning well.

As at August 31, 2005, we had advanced $374,704 ($450,000 CAD) to the operator of the Bolloque oil play for the drilling and casing of the test well on section 1 (the “7-1” well).

In September, 2005, the 7-1 well was spudded and cased on section 1 of the Bolloque Farmout Lands. The well reached a total depth of 1,055 metres (3,462 feet) and a suite of electronic logs was run. The logging indicates the presence of oil on logs within the targeted Leduc (D-3) Formation. Based on this positive development, the well was cased to depth.

We have called for a completion rig that will perforate and swab test this promising section of the Leduc Formation, and in October, 2005, we received a cash call from the operator of the 7-1 for approximately $115,000 ($134,375 Canadian funds) for the cost of completion of the well. The testing phase of the well is anticipated to take approximately 10 days, dependant on rig availability. The "7-1" well has confirmed the presence of a Leduc Pinnacle Reef buildup under our leases and that the presence of hydrocarbons is indicated on the logs.

The project consists of a Leduc (Devonian) reef target underlying three sections of petroleum and natural gas (P&NG) leases. Three other P&NG leases are included in the project area. The project lands consist of six sections of P&NG rights leased from the Crown, and three sections are thought to overlie a Leduc reef build-up on the edge of the Cooking Lake platform. Oil well spacing is normally 4 wells per section. Wells in the area that have penetrated the flanks of the reef have tested water, showing that there is porosity and permeability within the Leduc zone. The play is predicated on there being oil trapped in the top of the reef.

Most wells in the area were drilled for Mannville sands and natural gas. Gas production is occurring from these sands under the project lands. These gas rights are excluded from the project farm-in lands, as other oil companies own them but show the presence of economic hydrocarbons. Mapping of the shallower zones indicate that there is structural drape over an underlying reef, the Leduc target horizon. A seismic line has been purchased and is being reprocessed to confirm that the reef is present.

The Wabamun Formation, about 200 meters shallower than the Leduc, is often productive where there is an underlying Leduc reef. The Wabamun tends to be more uniform in thickness but drape across the underlying reef creates a trap and a reservoir if porosity has been developed in the zone. The Wabamun thus is a secondary target in this project. The Nisku Formation, about 100 meters shallower than the Leduc also forms reservoirs in the same way.

The Leduc D-3 field is situated in the Western Canadian Sedimentary Basin and is named after the central Alberta town of Leduc (1991 pop. 13,970). Located amongst Canada's largest region of sedimentary rocks, and the largest source of current oil and gas production the Province of Alberta it makes up the majority of this Basin. The Leduc pool dates to the Devonian period and its principal lithology is Dolomite.

The discovery of the Leduc oil field in 1947 fostered the revelation that oil could be recovered from the Plains of Alberta. This discovery became the base upon which Alberta and Canada built its oil industry, and the nation would ultimately become an exporter of oil. By the time Imperial Oil completed its exploitation program of the Leduc oil field in 1984, it had produced in excess of 240 million barrels. With the advent of new tools such as seismic imaging along with the increased cost of oil, the field continues to return significant revenues for many mid-size exploration and development companies.

Kansas Prospects Data Sharing Agreement

On August 10, 2005, we entered into a data sharing agreement with Silver Star Energy, Inc. and Fidelis Energy, Inc., as purchasers, and Blue Scorpion Energy Inc. (“Blue Scorpion”, formerly1048136 Alberta Ltd.), a private Alberta company, as vendor, wherein we acquired an interest in data and the interpretation of that data and a 25% working interest in the use of the data to develop the lands about which the data was compiled. Blue Scorpion purchased the data pursuant to an agreement with Wildes Exploration LLC dated June 5, 2005. The data was gathered by airborne surveys over lands in the State of Kansas that cover approximately 1,000,000 acres. The lands are located in central Kansas, covering parts of Ellsworth, Salina, McPherson, Reno, Harvey, Kingman, and Sedgwick counties.

We received a 25% interest and the purchasers received their interests in consideration for the conduct and completion of development programs of the lands and payment for the following two expenses in proportion to each party’s interests in the data: 1) the costs of the acquisition, by way of leases or otherwise, of up to two sections of the lands selected by Blue Scorpion for drilling two initial wells; and 2) the costs of drilling and completing the initial two wells.The working interests of the initial two wells will be as follows: Cascade Energy, Inc. – 25%, Fidelis Energy, Inc. – 25%, Silver Star Energy, Inc. - 20%, and Blue Scorpion – 30%.

Strand Fiord Coal Project

On June 15, 2005, we executed an acquisition proposal (the “Agreement”) with James Bay Energy Inc. (“James Bay”), a private company, whereby James Bay, with the subsequent ratification of First Nephi International, Inc. (“FNI”) as appropriate, agreed to grant to us an option to acquire an undivided 10% ownership interest in five coal exploration licenses (the “Licenses”) to explore and develop certain coal properties (collectively the “Property”) located on Axel Hieberg Island in the Canadian Arctic. Pursuant to an agreement (the “Underlying Agreement”) dated April 20, 2005, between James Bay and FNI, James Bay and FNI agreed to form a Nova Scotia company (“Novaco”) for the purposes of the joint-venture exploration and development of the Property. In the Underlying Agreement it was agreed that the ownership of Novaco would be FNI 90% and James Bay 10%, reflecting the respective interest of those parties in the Licenses.

Due to the failure of James Bay and FNI to form Novaco, we elected not to exercise the Option and subsequent to the Quarter ended August 31, 2005, our company and James Bay mutually agreed to terminate the Agreement. As at August 31, 2005, no amounts have been paid or capitalized by our company with respect to the Strand Fiord Coal Project.

Plan of Operation And Cash Requirements

We anticipate that we will expend approximately $2,125,000 during the twelve-month period ending August 31, 2006 to develop our current portfolio of properties, possibly make further acquisitions, and for working capital. Our priorities are the construction of the pipeline to tie-in the 11-16 well of the Empress Prospect, the completion and testing of the 7-1 well of the Bolloque Prospect, and the analysis of the Kansas data for identification of potential lease acquisitions and subsequent drill targets.. These expenditures are broken down as follows:

Major expenditures expected for the next 12 months include the following:

Exploration and drilling	$1,000,000
Leasing	125,000
Operating expenses
General and administrative	750,000
General working capital	250,000
Total:	$2,125,000

Liquidity and Capital Resources

As at August 31, 2005, we had a working capital deficit of $988,080, compared to a working capital deficit of $212,961 as at May 31, 2005. Our cash on hand was $3,949 as at August 31, 2005 compared to $1,092 at May 31, 2005.We plan to raise additional capital required to meet these immediate short-term needs and to meet the balance of our estimated funding requirements for the twelve months, primarily through the private placement of our securities. .

During the six months ended August 31, 2005, we incurred exploration costs written off of $508,336 with respect to our Coyote Creek project in California compared to $Nil during the comparable period in 2004. This was primarily for drilling costs of the 5,000 foot natural gas test well drilled by the operator of the project. Gas shows were present on logs over significant intervals, but the sands did not contain sufficient permeability and porosity to produce gas at economic rates. The well has been plugged and abandoned, and we are reviewing the options for any potential continued exploration on the project.

In September 2005 we received a cash call in the amount of approximately $250,000 ($293,469 Canadian funds) from the operator of the 11-16 well of the Empress Project. This represents the estimated cost to connect the 11-16 to the Altagas gathering system and we must be pay this amount in a timely fashion in order to earn our company’s 21% working interest in Section 16. We expect that it will be able to arrange financing in a timely fashion in order to fulfil this cash call.

During the six months ended August 31, 2005, we advanced $374,704 ($450,000 CAD) to the operator of our Bolloque Project located 60 miles due north of Edmonton, Alberta, Canada. This amount was for the drilling and casing of one exploratory well on the project leases, and the 7-1 well was cased in September 2005. In October 2005 the operator called for a completion rig that will perforate and swab test, and the testing phase of the well is anticipated to take approximately ten days, dependent upon rig availability. We have received a cash call from the operator for approximately $115,000 ($134,375 CAD) for the completion of the 7-1, and we anticipate that we will be able to arrange financing in the short-term to make this payment.

On June 15, 2005, we executed three secured convertible debentures for a total of $3,000,000. The debentures bear interest at 5% per annum and the principle and interest is convertible, at the holders’ discretion, into shares of our common stock at $0.50 per share. The debentures are due and payable in full on or before June 15, 2006. As at August 31, 2005, $508,336 has been advanced directly to the Coyote Creek Prospect, $374,704 has been advanced directly to the Bolloque Project, and $35,200 has been advanced for sundry amounts, for a total advanced of $918,240 as at August 31, 2005. Subsequent to the quarter ended August 31, 2005, one of the debentures has been closed at a principal amount of $953,021, and the other two debentures cancelled as we elected to pursue alternative sources of financing under more favorable terms. Interest accrued on the convertible debenture as at August 31, 2005 was $9,480.There can be no assurance that additional financing will be available to us when needed or, if available, that it can be obtained on commercially reasonable terms. If we are not able to obtain the additional financing on a timely basis, if and when it is needed, we will be forced to scale down or perhaps even cease the operation of our business.

Results of Operations

For the Six Months Ended August 31, 2005 Compared to the Six Months Ended August 31, 2004

Our company has had only limited operations, and hasn’t yet realized any revenue from the sale of oil or gas from any of its prospective lands. We realized a net loss from operations of $668,476 since inception. This loss is due primarily to the $508,336 of exploration costs associated with the unsuccessful development of its Coyote Creek prospect written-off in the quarter ended August 31, 2005.

Operating Expenses. Operating expenses for the six months ended August 31, 2005, totalled $80,215 compared to $30,050 for the same period in the prior year, an increase of $50,165. Investor relations increased to $32,465 for the six months ended August 31, 2005 from $Nil during the same period in the prior year. This was as a result of our company executing an investor relations services agreement in June of 2005 at a rate of $10,000 per month. Advertising and promotion increased to $10,000 for the six month period ended August 31, 2005, compared to $Nil for the same period in the prior year, as we contracted for the design, implementation and maintenance of our Company website, www.cascadeenergyinc.com. Interest on long-term debt increased to $9,480 for the six month period ended August 31, 2005, compared to $Nil for the same period in the prior year, due to the recent execution and closing of a 5% convertible debenture in the amount of $953,021.

Net Loss for the Period. We recorded a net loss of $403,038 for the six months ended August 31, 2005, compared with a net loss of $83,877 for the six months ended August 31, 2004.

RISK FACTORS

Much of the information included in this quarterly report includes or is based upon estimates, projections or other “forward-looking statements”. Such forward-looking statements include any projections or estimates made by us and our management in connection with our business operations. While these forward-looking statements, and any assumptions upon which they are based, are made in good faith and reflect our current judgment regarding the direction of our business, actual results will almost always vary, sometimes materially, from any estimates, predictions, projections, assumptions, or other future performance suggested herein. We undertake no obligation to update forward-looking statements to reflect events or circumstances occurring after the date of such statements.

Such estimates, projections or other “forward-looking statements” involve various risks and uncertainties as outlined below. We caution readers of this quarterly report that important factors in some cases have affected and, in the future, could materially affect actual results and cause actual results to differ materially from the results expressed in any such estimates, projections or other “forward-looking statements”. In evaluating us, our business and any investment in our business, readers should carefully consider the following factors.

Our new business operations will be subject to a number of risks and uncertainties, including those set forth below:

Risks Relating to Our Business:

We have a history of losses which may continue, which may negatively impact our ability to achieve our business objectives.

We incurred net losses of $403,038 for the period ended August 31, 2005 and $83,877 for the period ended August 31, 2004. We cannot be assured that we can achieve or sustain profitability on a quarterly or annual basis in the future. Our operations are subject to the risks and competition inherent in the establishment of a business enterprise. There can be no assurance that future operations will be profitable. We may not achieve our business objectives and the failure to achieve such goals would have an adverse impact on us.

If we are unable to obtain additional funding our business operations will be harmed and if we do obtain additional financing our then existing shareholders may suffer substantial dilution.

We will require additional funds to sustain and expand our oil and gas exploration activities. We anticipate that we will require up to approximately $2,125,000 to fund our continued operations for the twelve month period ending August 31, 2006. Additional capital will be required to effectively support the operations and to otherwise implement our overall business strategy. There can be no assurance that financing will be available in amounts or on terms acceptable to us, if at all. The inability to obtain additional capital will restrict our ability to grow and may reduce our ability to continue to conduct business operations. If we are unable to obtain additional financing, we will likely be required to curtail our exploration plans and possibly cease our operations. Any additional equity financing may involve substantial dilution to our then existing shareholders.

Our independent auditors have expressed substantial doubt about our ability to continue as a going concern, which may hinder our ability to obtain future financing.

In their report dated April 20, 2005, our independent auditors stated that our financial statements for the fiscal year ended February 28, 2005 were prepared assuming that we would continue as a going concern. Our ability to continue as a going concern is an issue raised as a result of recurring losses from operations. We continue to experience net operating losses. Our ability to continue as a going concern is subject to our ability to obtain necessary funding from outside sources, including obtaining additional funding from the sale of our securities. Our continued net operating losses increases the difficulty in meeting such goals and there can be no assurances that such methods will prove successful.

We have a limited operating history and if we are not successful in continuing to grow our business, then we may have to scale back or even cease our ongoing business operations.

We have no history of revenues from operations and have no significant tangible assets. We have yet to generate positive earnings and there can be no assurance that we will ever operate profitably. Our company has a limited operating history in the business of oil and gas exploration and must be considered in the development stage. Our success is significantly dependent on a successful acquisition, drilling, completion and production program. Our operations will be subject to all the risks inherent in the establishment of a developing enterprise and the uncertainties arising from the absence of a significant operating history. We may be unable to locate recoverable reserves or operate on a profitable basis. We are in the development stage and potential investors should be aware of the difficulties normally encountered by enterprises in the development stage. If our business plan is not successful, and we are not able to operate profitably, investors may lose some or all of their investment in our company.

If we are unable to retain the services of William Scott Marshall and Chris Foster or if we are unable to successfully recruit qualified managerial and field personnel having experience in oil and gas exploration, we may not be able to continue our operations.

Our success depends to a significant extent upon the continued service of William Scott Marshall, our president and director, and Chris Foster, our chief executive officer, secretary, treasurer and director. Loss of the services of Messrs. Marshall and Foster could have a material adverse effect on our growth, revenues, and prospective business. We do not maintain key-man insurance on the life of Messrs. Marshall or Foster. In addition, in order to successfully implement and manage our business plan, we will be dependent upon, among other things, successfully recruiting qualified managerial and field personnel having experience in the oil and gas exploration business. Competition for qualified individuals is intense. There can be no assurance that we will be able to find, attract and retain existing employees or that we will be able to find, attract and retain qualified personnel on acceptable terms.

As our properties are in the exploration stage, there can be no assurance that we will establish commercial discoveries on our properties.

Exploration for economic reserves of oil and gas is subject to a number of risk factors. Few properties that are explored are ultimately developed into producing oil and/or gas wells. Our properties are in the exploration stage only and are without proven reserves of oil and gas. We may not establish commercial discoveries on any of our properties.

Even if we are able to, the potential profitability of oil and gas ventures depends upon factors beyond the control of our company.

The potential profitability of oil and gas properties is dependent upon many factors beyond our control. For instance, world prices and markets for oil and gas are unpredictable, highly volatile, potentially subject to governmental fixing, pegging, controls or any combination of these and other factors, and respond to changes in domestic, international, political, social and economic environments. Additionally, due to worldwide economic uncertainty, the availability and cost of funds for production and other expenses have become increasingly difficult, if not impossible, to project. In addition, adverse weather conditions can also hinder drilling operations. These changes and events may materially affect our future financial performance. These factors cannot be accurately predicted and the combination of these factors may result in our company not receiving an adequate return on invested capital.

Even if we are able to discover and generate a gas or oil well, there can be no assurance the well will become profitable.

We have not yet made a discovery of economically recoverable reserves. Even if we are able to, a productive well may become uneconomic in the event water or other deleterious substances are encountered which impair or prevent the production of oil and/or gas from the well. In addition, production from any well may be unmarketable if it is impregnated with water or other deleterious substances. In addition, the marketability of oil and gas which may be acquired or discovered will be affected by numerous factors, including the proximity and capacity of oil and gas pipelines and processing equipment, market fluctuations of prices, taxes, royalties, land tenure, allowable production and environmental protection, all of which could result in greater expenses than revenue generated by the well.

Competition in the oil and gas industry is highly competitive and there is no assurance that we will be successful in acquiring the leases.

The oil and gas industry is intensely competitive. We compete with numerous individuals and companies, including many major oil and gas companies which have substantially greater technical, financial and operational resources and staffs. Accordingly, there is a high degree of competition for desirable oil and gas leases, suitable properties for drilling operations and necessary drilling equipment, as well as for access to funds. We cannot predict if the necessary funds can be raised or that any projected work will be completed. Our budget anticipates our acquisition of additional acreage of lease in the Coos Bay basin. This acreage may not become available or if it is available for leasing, that we may not be successful in acquiring the leases.

The marketability of natural resources will be affected by numerous factors beyond our control which may result in us not receiving an adequate return on invested capital to be profitable or viable.

The marketability of natural resources which may be acquired or discovered by us will be affected by numerous factors beyond our control. These factors include market fluctuations in oil and gas pricing and demand, the proximity and capacity of natural resource markets and processing equipment, governmental regulations, land tenure, land use, regulation concerning the importing and exporting of oil and gas and environmental protection regulations. The exact effect of these factors cannot be accurately predicted, but the combination of these factors may result in us not receiving an adequate return on invested capital to be profitable or viable.

Oil and gas operations are subject to comprehensive regulation which may cause substantial delays or require capital outlays in excess of those anticipated causing an adverse effect on our company.

Oil and gas operations are subject to federal, state, and local laws relating to the protection of the environment, including laws regulating removal of natural resources from the ground and the discharge of materials into the environment. Oil and gas operations are also subject to federal, state, and local laws and regulations which seek to maintain health and safety standards by regulating the design and use of drilling methods and equipment. Various permits from government bodies are required for drilling operations to be conducted; no assurance can be given that such permits will be received. Environmental standards imposed by federal, provincial, or local authorities may be changed and any such changes may have material adverse effects on our activities. Moreover, compliance with such laws may cause substantial delays or require capital outlays in excess of those anticipated, thus causing an adverse effect on us. Additionally, we may be subject to liability for pollution or other environmental damages. To date, we have not been required to spend any material amount on compliance with environmental regulations. However, we may be required to do so in the future and this may affect our ability to expand or maintain our operations.

Exploration and production activities are subject to certain environmental regulations which may prevent or delay the commencement or continuation of our operations.

In general, our exploration and production activities are subject to certain federal, state and local laws and regulations relating to environmental quality and pollution control. Such laws and regulations increase the costs of these activities and may prevent or delay the commencement or continuation of a given operation. Compliance with these laws and regulations has not had a material effect on our operations or financial condition to date. Specifically, we are subject to legislation regarding emissions into the environment, water discharges and storage and disposition of hazardous wastes. In addition, legislation has been enacted which requires well and facility sites to be abandoned and reclaimed to the satisfaction of state authorities. However, such laws and regulations are frequently changed and we are unable to predict the ultimate cost of compliance. Generally, environmental requirements do not appear to affect us any differently or to any greater or lesser extent than other companies in the industry. We believe that our operations comply, in all material respects, with all applicable environmental regulations. Our operating partners maintain insurance coverage customary to the industry; however, we are not fully insured against all possible environmental risks.

Exploratory drilling involves many risks and we may become liable for pollution or other liabilities which may have an adverse effect on our financial position.

Drilling operations generally involve a high degree of risk. Hazards such as unusual or unexpected geological formations, power outages, labor disruptions, blow-outs, sour gas leakage, fire, inability to obtain suitable or adequate machinery, equipment or labor, and other risks are involved. We may become subject to liability for pollution or hazards against which it cannot adequately insure or which it may elect not to insure. Incurring any such liability may have a material adverse effect on our financial position and operations.

Risks Relating to Our Shares of Common Stock:

If we fail to remain current in our reporting requirements, we could be removed from the OTC Bulletin Board which would limit the ability of broker-dealers to sell our securities and the ability of stockholders to sell their securities in the secondary market.

Companies trading on the OTC Bulletin Board, such as us, must be reporting issuers under Section 12 of the Securities Exchange Act of 1934, as amended, and must be current in their reports under Section 13, in order to maintain price quotation privileges on the OTC Bulletin Board. If we fail to remain current on our reporting requirements, we could be removed from the OTC Bulletin Board. As a result, the market liquidity for our securities could be severely adversely affected by limiting the ability of broker-dealers to sell our securities and the ability of stockholders to sell their securities in the secondary market.

Our shares of common stock is subject to the “penny stock” rules of the Securities and Exchange Commission and the trading market in our securities is limited, which makes transactions in our shares of common stock cumbersome and may reduce the value of an investment in our shares of common stock.

The Securities and Exchange Commission has adopted Rule 15g-9 which establishes the definition of a “penny stock,” for the purposes relevant to us, as any equity security that has a market price of less than $5.00 per share or with an exercise price of less than $5.00 per share, subject to certain exceptions. For any transaction involving a penny stock, unless exempt, the rules require:

- that a broker or dealer approve a person’s account for transactions in penny stocks; and

- the broker or dealer receive from the investor a written agreement to the transaction, setting forth the identity and quantity of the penny stock to be purchased.

In order to approve a person’s account for transactions in penny stocks, the broker or dealer must:

- obtain financial information and investment experience objectives of the person; and

- make a reasonable determination that the transactions in penny stocks are suitable for that person and the person has sufficient knowledge and experience in financial matters to be capable of evaluating the risks of transactions in penny stocks.

The broker or dealer must also deliver, prior to any transaction in a penny stock, a disclosure schedule prescribed by the Securities and Exchange Commission relating to the penny stock market, which, in highlight form:

- sets forth the basis on which the broker or dealer made the suitability determination; and

- that the broker or dealer received a signed, written agreement from the investor prior to the transaction.

Generally, brokers may be less willing to execute transactions in securities subject to the “penny stock” rules. This may make it more difficult for investors to dispose of our shares of common stock and cause a decline in the market value of our shares of common stock.

Disclosure also has to be made about the risks of investing in penny stocks in both public offerings and in secondary trading and about the commissions payable to both the broker-dealer and the registered representative, current quotations for the securities and the rights and remedies available to an investor in cases of fraud in penny stock transactions. Finally, monthly statements have to be sent disclosing recent price information for the penny stock held in the account and information on the limited market in penny stocks.

National Association of Securities Dealers Inc. sales practice requirements may also limit a stockholder’s ability to buy and sell our shares of common stock.

In addition to the “penny stock” rules described above, the National Association of Securities Dealers Inc. has adopted rules that require that in recommending an investment to a customer, a broker-dealer must have reasonable grounds for believing that the investment is suitable for that customer. Prior to recommending speculative low priced securities to their non-institutional customers, broker-dealers must make reasonable efforts to obtain information about the customer’s financial status, tax status, investment objectives and other information. Under interpretations of these rules, the National Association of Securities Dealers Inc. believes that there is a high probability that speculative low priced securities will not be suitable for at least some customers. The National Association of Securities Dealers Inc. requirements make it more difficult for broker-dealers to recommend that their customers buy our shares of common stock, which may limit your ability to buy and sell our shares of common stock and have an adverse effect on the market for its shares.

Item 3. Controls and Procedures

As required by Rule 13a-15 under the Securities Exchange Act of 1934, as of the end of the period covered by the quarterly report, being August 31, 2005, we have carried out an evaluation of the effectiveness of the design and operation of our company’s disclosure controls and procedures. This evaluation was carried out under the supervision and with the participation of our company’s management, including our company’s president and our chief financial officer. Based upon that evaluation, our company’s president and our chief financial officer concluded that our company’s disclosure controls and procedures are effective as at the end of the period covered by this report. There have been no significant changes in our internal controls over financial reporting that occurred during our most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect our internal controls over financial reporting.

Disclosure controls and procedures and other procedures that are designed to ensure that information required to be disclosed in our reports filed or submitted under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported, within the time period specified in the Securities and Exchange Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in our reports filed under the Securities Exchange Act of 1934 is accumulated and communicated to management, including our president and our chief financial officer as appropriate, to allow timely decisions regarding required disclosure.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings.

We know of no material, existing or pending legal proceedings against our company, nor are we involved as a plaintiff in any material proceeding or pending litigation. There are no proceedings in which any of our directors, officers or affiliates, or any registered or beneficial stockholder, is an adverse party or has a material interest adverse to our interest. The outcome of open unresolved legal proceedings is presently indeterminable. Any settlement resulting from resolution of these contingencies will be accounted for in the period of settlement. We do not believe the potential outcome from these legal proceedings will significantly impact our financial position, operations or cash flows.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Submission of Matters to a Vote of Security Holders

None.

Item 5. Other Information

None.

Item 6. Exhibits.

Exhibits required by Item 601 of Regulation S-B

Exhibit Number/Description

(2)	Plan of Purchase, Sale, Reorganization, Arrangement, Liquidation or Succession

2.1
Share Purchase Agreement dated February 2, 2004 among Pro-Tech Holdings Ltd. Power Grow System Ltd., Jason Bleuler and Nick Brusatore (incorporated by reference from our Registration Statement on Form SB-2 filed on May 19, 2004).

2.2
Acquisition/Disposition Agreement dated June 30, 2005 among Pro-Tech Holdings Ltd., Power Grow System Ltd., Jason Bleuler and Nick Brusatore (incorporated by reference from our Current Report on Form 8-K filed on July 22, 2005).

(3)	Articles of Incorporation and Bylaws

3.1	Articles of Incorporation (incorporated by reference from our Registration Statement on Form SB-2 filed on May 19, 2004).

3.2	By-laws (incorporated by reference from our Registration Statement on Form SB-2 filed on May 19, 2004).

3.3	Articles of Amendment (filed herewith).

(10)	Material Contracts

10.1	Assignment of Interest Agreement dated May 6, 2005 between Cascade Energy, Inc. and Calcor Energy Partners, LLC (incorporated by reference from our Current Report on Form 8-K filed on May 12, 2005).

10.2
Farm-in Agreement dated June 1, 2005 between Cascade Energy, Inc. and Blue Scorpion Energy Inc. (formerly “1048136 Alberta Ltd.”) (incorporated by reference from our Current Report on Form 8-K filed on June 20, 2005).

10.3
Farmout Agreement dated June 30, 2005 between Cascade Energy, Inc. and Blue Scorpion Energy Inc. (formerly “1048136 Alberta Ltd.”) (incorporated by reference from our Current Report on Form 8-K filed on September 30, 2005).

10.4	Farmout Proposal - Empress Prospect, Section 15, dated July 22, 2005 between Cascade Energy, Inc. and Blue Scorpion Energy Inc. (formerly “1048136 Alberta Ltd.”) (filed herewith).

10.5	Amendment to Farmout Agreement originally dated June 30, 2005, dated October 17, 2005 between Cascade Energy, Inc. and Blue Scorpion Energy Inc. (formerly “1048136 Alberta Ltd.”) (filed herewith).

10.6
Data Sharing Agreement dated August 10, 2005 among Cascade Energy, Inc., Silver Star Energy Inc., Fidelis Energy Inc. and Blue Scorpion Energy Inc. (formerly “1048136 Alberta Ltd.”) (incorporated by reference from our Current Report on Form 8-K filed on September 30, 2005).

10.7	Farmout Agreement dated August 26, 2005 between Cascade Energy, Inc. and Salida Capital, Inc. (incorporated by reference from our Current Report on Form 8-K filed on October 18, 2005).

10.8	Acquisition Proposal – Strand Fiord Coal Project, Canadian Arctic, dated June 15, 2005 between Cascade Energy, Inc. and James Bay Energy Inc. (filed herewith).

10.9	Mutual Release – Strand Fiord Coal Project, Canadian Arctic, dated October 3, 2005 between Cascade Energy, Inc. and James Bay Energy Inc. (filed herewith).

10.10	5% Secured Debenture dated June 15, 2005 between Cascade Energy, Inc. and Salifolia Invest and Trade Inc. (filed herewith).

10.11	5% Secured Debenture dated June 15, 2005 between Cascade Energy, Inc. and Ratan Consulting Inc. (filed herewith).

10.12	5% Secured Debenture dated June 15, 2005 between Cascade Energy, Inc. and Perosa Management S.A. (filed herewith).

10.13	Investor Relations Agreement dated June 1, 2005 between Cascade Energy, Inc. and The Catalyst Shareholder Services Company (filed herewith).

(14)	Code of Ethics

14.1	Code of Business Conduct and Ethics (filed herewith).

(31)	Section 302 Certifications

31.1	Section 302 Certification (filed herewith).

31.2	Section 302 Certification (filed herewith).

(32)	Section 906 Certification

32.1	Section 906 Certification (filed herewith).

32.2	Section 906 Certification (filed herewith).

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CASCADE ENERGY, INC.

By:     /s/ William Scott Marshall
William Scott Marshall,
President and Director
(Principal Executive Officer)

By:      /s/ Chris Foster
Chris Foster,
Chief Financial Officer, Secretary, Treasurer and Director
(Principal Financial Officer and Principal Accounting Officer)

Date: October 24, 2005