Form 10QSB
period 2005-11-30
CASCADE ENERGY, INC.
filed 2006-01-24
CIK 1290504

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

(Mark One)

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended November 30, 2005

[	] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

For the transition period from __________ to __________

Commission file number 333-115637

CASCADE ENERGY, INC.
(Exact name of small business issuer as specified in its charter)

Nevada	41-2122221
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

9595 Wilshire Boulevard, Suite 900, Beverly Hills, CA 90212
(Address of principal executive offices)

310.300.4063
(Issuer’s telephone number)

5151 E. Broadway, Suite 1600, Tucson, AZ 85711
(Former name, former address and former fiscal year, if changed since last report)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes ☒     No [ ]

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date:

49,150,000 shares of common stock, par value of $0.001 issued and outstanding as of January 19, 2006

Transitional Small Business Disclosure Format (Check one):	Yes [	]	No ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). (Check one):     Yes [ ]     No ☒

PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements.

The accompanying unaudited financial statements have been prepared in accordance with the instructions to Form 10-QSB and Item 310(b) of Regulation S-B, and, therefore, do not include all information and footnotes necessary for a complete presentation of financial position, results of operations, cash flows, and stockholders’ equity in conformity with generally accepted accounting principles. In the opinion of management, all adjustments considered necessary for a fair presentation of the results of operations and financial position have been included and all such adjustments are of a normal recurring nature. Operating results for the nine months ended November 30, 2005 are not necessarily indicative of the results than can be expected for the year ended February 28, 2006.

CASCADE ENERGY, INC.

s(An Exploration Stage Company)

INTERIM FINANCIAL STATEMENTS

November 30, 2005

(Stated in US Dollars)

(Unaudited)

CASCADE ENERGY, INC.

(An Exploration Stage Company)

INTERIM BALANCE SHEETS

November 30, 2005 and February 28, 2005

(Stated in US Dollars)

(Unaudited)

		November 30,	February 28,
ASSETS		2005	2005

Current
Cash		$76,099	$48
Share subscription receivable – Note 9		10,000	-
Advance receivable		5,132	5,998
Current assets of discontinued operations – Note 7		-	17,377
Deferred issue costs – Note 6		7,500	-

		98,731	23,423

Oil and Gas Properties – Note 3		146,798	-

		$245,529	$23,423

LIABILITIES

Current
Accounts payable and accrued liabilities – Note 4		$94,074	$23,228
Due to related parties – Note 4		10,600	7,644
Note payable – Note 5		246,799	-
Convertible Debenture Payable – Note 6		973,643	-
Current liabilities of discontinued operations – Note 7		-	199,890

		1,325,116	230,762

STOCKHOLDERS’ DEFICIENCY

Capital stock – Notes 6 and 9
Common stock, $0.001 par value, 200,000,000 shares authorized
Preferred stock, $0.001 par value, 5,000,000 shares authorized
49,150,000	common shares issued and outstanding (February 28, 2005: 72,800,000)	49,150	72,800
Additional paid-in capital		106,150	(14,700)
Accumulated other comprehensive loss for discontinued operations		-	(10,673)
Accumulated deficit		(84,549)	(254,766)
Accumulated deficit during the exploration stage		(1,150,338)	-

		(1,079,587)	(207,339)

		$245,529	$23,423

SEE ACCOMPANYING NOTES

CASCADE ENERGY, INC.

(An Exploration Stage Company)

INTERIM STATEMENTS OF OPERATIONS

for the three and nine months ended November 30, 2005 and 2004 and from June 1, 2005 (Date of Inception of

Exploration Stage) to November 30, 2005

(Stated in US Dollars)

(Unaudited)

					June 1, 2005
					(Date of
					Inception of
					Exploration
	Three months ended		Nine months ended		Stage) to
	November 30,		November 30,		November 30,
	2005	2004	2005	2004	2005

Expenses
Accounting and audit fees	$9,684	$8,491	$16,648	$23,613	$13,444
Advertising and promotion	10,000	-	20,000	-	20,000
Bank charges and interest	558	-	799	22	735
Consulting fees – Note 4	23,800	(1,000)	39,200	8,000	39,200
Filing and listing fees	1,433	2,774	6,003	2,774	5,231
Foreign exchange (gain) loss	(515)	-	(515)	89	(515)
Interest on long-term debt	10,923	-	20,403	-	20,403
Investor relations	31,420	-	63,886	-	63,886
Legal fees	87,992	1,925	87,992	4,525	87,992
Office and general	317	(1,398)	317	319	317
Rent – Note 4	756	1,200	756	2,700	756
Transfer agent fees	1,050	1,000	2,146	1,000	1,561

Loss before other items	(177,418)	(12,992)	(257,635)	(43,042)	(253,010)

Other items
Exploration costs - Note 3	(388,991)	-	(897,327)	-	(897,327)

Loss from continuing operations	(566,409)	(12,992)	(1,154,962)	(43,042)	(1,150,337)

Gain (loss) from discontinued operations – Schedule 1	-	(8,605)	185,513	(62,432)	187,494

Net loss	$(566,409)	$(21,597)	$(969,449)	$(105,474)	$(962,843)

Basic and diluted loss per share – continuing operations	$(0.01)	$(0.00)	$(0.02)	$(0.00)

Basic and diluted loss per share – discontinued operations	$(0.00)	$(0.00)	$(0.00)	$(0.00)

Weighted average number of common shares outstanding	48,810,219	72,800,000	61,160,584	72,800,000

SEE ACCOMPANYING NOTES

CASCADE ENERGY, INC.

(An Exploration Stage Company)

INTERIM STATEMENTS OF CASH FLOWS

for the nine months ended November 30, 2005 and 2004 and from June 1, 2005 (Date of Inception of

Exploration Stage) to November 30, 2005

(Stated in US Dollars)

			June 1, 2005
			(Date of
			Inception of
			Exploration
	Nine months ended		Stage) to
	November 30,	November 30,	November 30,
	2005	2004	2005
Operating Activities
Net loss for the period	$(1,154,962)	$(43,042)	$(1,150,337)
Change in non-cash working capital items related to operations:
Prepaid expenses and deposits	-	(475)	-
Advance receivable	866	(5,998)	866
Accounts payable and accrued liabilities	70,847	1,467	67,511

Cash flows used in operating activities	(1,083,249)	(48,048)	(1,081,960)

Investing Activities
Oil and Gas Properties	(146,798)	-	(146,798)

Cash flows used in investing activities	(146,798)	-	(146,798)

Financing Activities
Increase in due to related parties	2,956	1,200	1,178
Increase in short-term loan payable	246,799	-	246,799
Increase in convertible debenture payable	973,643	-	973,643
Proceeds from share issuance	90,200	-	90,200
Deferred issue costs	(7,500)	-	(7,500)

Cash flows provided by financing activities	1,306,098	1,200	1,304,320

Increase (decrease) in cash from continuing operations	76,051	(46,848)	75,562

Decrease in cash from discontinued operations – Note 8	-	(2,192)	(555)

Increase (decrease) in cash during the period	76,051	(49,040)	75,007

Cash, beginning of the period	48	57,183	1,092

Cash, end of the period	$76,099	$(8,143)	$76,099

Supplemental disclosure of cash flow information
Cash paid for:
Interest	$-	$-	$-

Income taxes	$-	$-	$-

Non-cash transaction – Note 10

SEE ACCOMPANYING NOTES

Schedule 1

CASCADE ENERGY, INC.

(An Exploration Stage Company)

INTERIM STATEMENTS OF OPERATIONS

FROM DISCONTINUED OPERATIONS OF POWER GROW SYSTEM LTD.

for the three and nine months ended November 30, 2005 and 2004

(Stated in US Dollars)

(Unaudited)

	Three Months Ended		Nine Months Ended
	November 30,		November 30,
	2005	2004	2005	2004

Sales	$-	$32,533	$70,077	$146,765

Cost of sales	-	13,784	54,063	89,661

Gross profit	-	18,749	16,014	57,104

Expenses
Accounting and audit fees	-	4,374	1,610	1,500
Advertising	-	5,833	6,315	14,074
Auto expenses	-	2,290	1,899	9,996
Bad debt (recovery)	-	(2,198)	(11,402)	15,494
Bank charges and interest	-	1,633	1,609	5,038
Consulting fees – Note 4	-	8,617	13,585	37,678
Investor relations	-	466	-	1,864
Legal fees	-	17	1,084	725
Office and general	-	1,822	1,722	7,241
Rent – Note 4	-	1,477	1,695	13,887
Salaries and benefits	-	72	237	3,060
Subcontract	-	-	-	-
Telephone	-	2,902	-	6,859
Travel	-	49	3,354	2,120

	-	(27,354)	(23,794)	(119,536)

Loss before the following	-	(8,605)	(7,780)	(62,432)

Foreign currency translation adjustment	-	-	(2,280)	-
Gain on disposal of subsidiary – Note 7	-	-	195,573	-

Loss from discontinued operations	$-	$(8,605)	$185,513	$(62,432)

SEE ACCOMPANYING NOTES

CASCADE ENERGY, INC.

(An Exploration Stage Company)

INTERIM STATEMENT OF STOCKHOLDERS’ EQUITY (DEFICIENCY)

for the period December 23, 2003 (Date of Inception) to November 30, 2005

(Stated in US Dollars)

						Accumulated
						Deficit
						During
						Exploration
				Accumulated		Stage
				Other		(June 1,
			Additional	Compre-	Accumu-	2005) To
	Common Stock		Paid-in	hensive	lated	November
	Number*	Par Value	Capital	Loss	Deficit	30, 2005	Total

Issuance of common stock for cash – at $0.000125	40,800,000	$40,800	$(35,700)	$-	$-	$-	$5,100
Issuance of common stock for acquisition of Power Grow System Ltd. – at $0.000125	24,000,000	24,000	(21,000)	-	-	-	3,000
Issuance of common stock for cash – at $0.00625	8,000,000	8,000	42,000	-	-	-	50,000
Net loss for the period	-	-	-	-	(10,441)	-	(10,441)

Balance, February 29, 2004	72,800,000	72,800	(14,700)	-	(10,441)	-	47,659
Other comprehensive loss for the year	-	-	-	(10,673)	-	-	(10,673)
Net loss for the year	-	-	-	-	(244,324)	-	(244,324)

Balance, February 28, 2005	72,800,000	72,800	(14,700)	(10,673)	(254,765)	-	(207,338)
Cancellation of common stock received from disposition of Power Grow System Ltd – at $0.000125	(24,000,000)	(24,000)	21,000	-	-	-	(3,000)
Issuance of common stock for Cash – at $0.30	350,000	350	104,650	-	-	-	105,000
Net loss from continuing operations	-	-	-	-	(4,624)	(1,150,338)	(1,154,962)
Net loss from discontinued operations	-	-	-	10,673	174,840	-	185,513
Share issue costs	-	-	(4,800)	-	-	-	(4,800)

Balance, November 30, 2005	49,150,000	$49,150	$106,150	$-	$(84,549)	$(1,150,338)	$(1,079,587)

* The common stock issued, par value of common stock, and additional paid-in capital have been retroactively restated to reflect a forward split of 8 new shares for 1 old share effective on April 28, 2005.

SEE ACCOMPANYING NOTES

CASCADE ENERGY, INC.

(An Exploration Stage Company)

NOTES TO THE INTERIM FINANCIAL STATEMENTS

November 30, 2005

(Stated in US Dollars)

(Unaudited)

Note 1	Interim Financial Statements and Continuance of Operations

While the information presented in the accompanying interim financial statements to November 30, 2005, financial statements is unaudited, it includes all adjustments which are, in the opinion of management, necessary to present fairly the financial position, result of operations and cash flows for the interim period presented in accordance with the accounting principles generally accepted in the United States of America. In the opinion of management, all adjustments considered necessary for a fair presentation of the results of operations and financial position have been included and all such adjustments are of a normal recurring nature.

Operating results for the quarter ended November 30, 2005 are not necessarily indicative of the results that can be expected for the year ending February 28, 2006.

These financial statements have been prepared using generally accepted accounting principles in the United States of America applicable for a going concern which assumes that the Company will realize its assets and discharge its liabilities in the ordinary course of business. The Company has a working capital deficiency of $1,226,385 as at November 30, 2005, has not yet attained profitable operations, and has accumulated losses of $1,234,887 since inception. Its ability to continue as a going concern is dependent upon the ability of the company to generate profitable operations in the future and/or to obtain the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due. The outcome of these matters cannot be predicted with any certainty at this time and raise substantial doubt that the Company will be able to continue as a going concern. Realization values may be substantially different from carrying values as shown in these financial statements should the company be unable to continue as a going concern. These financial statements do not include any adjustments to the amounts and classification of assets and liabilities that may be necessary should the Company be unable to continue as a going concern. The Company anticipates that additional funding will be in the form of equity financing from the sale of common shares. The Company may also seek to obtain additional short-term loans from the directors of the Company. There are no current arrangements in place for equity funding or short-term loans.

Note 2	Principles of Consolidation

The financial statements as at February 28, 2005 and for the three and nine months ended November 30, 2005, include the accounts of the Company and its wholly-owned subsidiary, Power Grow System Ltd. The company disposed of Power Grow System Ltd. on June 30, 2005 (Note 7). All inter-company transactions and account balances have been eliminated.

Note 3	Oil and Gas Properties
1.	Oil and Gas Project Costs

The Company is in the development stage and has earned no revenues from its planned operations. It is primarily engaged in the acquisition, exploration and development of oil and gas properties. The Company uses the successful efforts method of accounting for these activities. Under this method of accounting, geological and geophysical costs and the costs of carrying and retaining undeveloped properties are charged to expense when incurred since they do not result in the acquisition of assets. Costs incurred to drill exploratory wells and exploratory-type stratigraphic test wells that do not find proved reserves are charged to expense when it is determined that the wells have not found proved reserves. Costs incurred to acquire properties and drill development wells, development-type stratigraphic test wells, successful exploratory wells, and successful exploratory-type stratigraphic wells are capitalized. Capitalized costs of wells and related equipment will be amortized, depleted, or depreciated using the units-of-production method. Costs of unproved properties will be assessed periodically to determine if an impairment loss should be recognized.

	November 30,	February 28,
Proved Oil and Gas Properties	2005	2005

Canada
Empress Project, Alberta	$58,940	$-
Development well costs	87,858	-

	146,798	-
Less: accumulated depreciation and depletion	-	-

	$146,798	$-

The Company entered into agreements to acquire interests in various unproven and proven oil and gas properties as follows:

Coyote Creek Prospect, California, USA

On May 6, 2005, by an assignment agreement, the Company acquired a 33.075% working interest in certain mineral leases situated in Tehama County, California, referred to as the Coyote Creek Prospect. As consideration for this assignment, the Company assumed complete responsibility for the performance of all obligations of the assignor with respect to the farm-out agreement in which the assignor purchased its 67.5% working interest in the Coyote Creek Prospect. These obligations included $508,336 in geologic, geophysical, administration, land fee, dry hole drilling costs, and plugging and abandonment costs. Drilling was completed in August 2005 and the well proved to be uneconomical, therefore the entire $508,336 was charged to expense. Consequently, no amount has been capitalized by the Company with respect to the Coyote Creek Prospect as at November 30, 2005.

Note 3         Oil and Gas Properties – (cont’d)

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

Due to the failure of James Bay and FNI to form Novaco, the Company elected not to exercise the Option and during the quarter ended November 30, 2005, the Company and James Bay mutually agreed to terminate the Agreement. As at November 30, 2005, no amounts have been paid or capitalized by the Company with respect to the Strand Fiord Coal Project.

Empress Project, Alberta, Canada
“Option Lands” (Sections 5, 6 and 7), Empress Project, Alberta, Canada

On May 19, 2005, the Company executed a farm-in agreement (the “Agreement”) with Blue Scorpion Energy Inc. (“Blue Scorpion”, formerly “1048136 Alberta Ltd.”) to acquire a 49% working interest in the Crown P&NG rights of Sections 5, 6, and 7 (the “Option Lands”) of the Empress Project, located in eastern Alberta, Canada. Under the terms of the Agreement, the Company will earn the 49% working interest in each of three sections of the project by drilling, casing and completing one exploratory gas well in each section. Blue Scorpion has a director in common with the Company.

The Company elected not to commence with the drilling of the Option Lands, thereby forfeiting its right to a 49% working interest in these properties. As at November 30, 2005, no amounts have been paid or capitalized by the Company with respect to the Option Lands of the Empress Project.

Note 3         Oil and Gas Properties – (cont’d)

Empress Project, Alberta, Canada – (cont’d)

“Farmout Lands” (Sections 16, 9, 17, and 21) Empress Project, Alberta, Canada

On June 30, 2005, the Company executed a farm-in agreement (the “Agreement”) with Blue Scorpion (the “Grantor”) to acquire a 21% working interest in Section 16 of the Empress Project, located in eastern Alberta, Canada, including the 11-16-24-2W4M well (“11-16”). Under the terms of the Agreement, the Company will earn the 21% working interest by agreeing to pay the Grantor’s portion (51%) of all additional costs and expenses whatsoever relating to all development on Section 16 from the date of the Agreement forward. The interests earned by the Company under the agreement are subject to a 15% over-riding royalty interest for the original farmor of the property and an additional 3% over-riding royalty interest stipulated in an underlying agreement. Blue Scorpion has a director in common with the Company.

During the nine months ended November 30, 2005, the Company advanced $146,798 ($174,264 Canadian funds) to the Operator of the 11-16. This represents the Company’s 51% pro-rata portion of the estimated cost to connect the 11-16 to the Altagas gathering system. On December 7, 2005, the well commenced commercial production.

An amendment to the Agreement signed during the nine months ended November 30, 2005, confirms that the Company has also earned a 49% working interest in three other sections of the Farmout Lands (sections 9, 17, and 21) as a result of the Grantor having completed one well on Section 16.

The Company will have the right and option, for thirty days from rig release of the last Earning Well drilled on the Farmout Lands in which to elect in writing to the Original Farmor to drill a well (hereinafter referred to as the “Option Well”) at a location of its choice on four pre-selected unearned sections of the Farmout Lands, which Option Well must be spudded by the Company no later than forty five days after its election, subject to surface access, rig availability and regulatory approvals. The Company shall continuously and diligently drill the Option Well to Contract Depth and complete, cap or abandon same at its sole cost, risk and expense. Failure by the Company to elect to drill an Option Well shall be deemed to be an election to surrender its rights to drill an Option Well and to earn an interest in the unearned Farmout Lands.

In the event the Company elects to drill an Option Well, the Company will earn 21% of the Grantor’s Working Interest if the Option Well is on Section 16 and 49% of the Grantor’s Working Interest if the Option Well is on any of the other three Sections, subject to the Overriding Royalty and rights of conversion reserved by the original farmor.

Note 3         Oil and Gas Properties – (cont’d)

Empress Project, Alberta, Canada – (cont’d)
Section 15, Empress Project, Alberta, Canada

On July 22, 2005, the Company executed a farm-in agreement (the “Agreement”) with a private company to acquire a 49% working interest in Section 15 of the Empress Project, located in eastern Alberta, Canada. Under the terms of the Agreement, the Company will earn the 49% working interest by drilling one Earning Well on Section 15 and spudding the Earning Well not later than 30-days after the full execution of the Agreement. The Company elected not to commence with the drilling of the well, thereby forfeiting its right to a 49% working interest. As at November 30, 2005, no amounts have been paid or capitalized by the Company with respect to Section 15 of the Empress Project.

Kansas Prospect Database Participation Rights, Kansas, USA- Note 4

On August 10, 2005, the Company executed a data sharing agreement (the “Agreement”) with Blue Scorpion to acquire a 25% working interest in certain proprietary oil and gas engineering data respecting several prospective areas in the State of Kansas. The data includes, among other things, certain magnetic data acquired by airborne surveys over lands (the “Lands”) in the State of Kansas that cover an area of approximately 1,000,000 acres, as well as interpretations of such data (including scaled digital plots defining potential prospects, maps and other related data). A 5% gross overriding royalty (the “Royalty”) has been reserved in an underlying agreement. Blue Scorpion has a director in common with the Company.

The Company, with a 25% working interest, will be participating in a joint venture with other working interest partners who are Fidelis Energy, Inc. (“Fidelis”) with a 25% working interest, Silver Star Energy, Inc.`(“Silver Star”) with a 20% working interest, and Blue Scorpion with a 30% working interest (collectively the “Companies”). The Companies agree to pay, in proportion to the interests in the data that they are entitled to earn under this Agreement, the costs of the acquisition, by way of lease or otherwise, of up to two sections of the Lands (the “Initial Lands”), selected by Blue Scorpion, for a two well drilling program on such Initial Lands. The Companies agree to advance to Blue Scorpion their respective share of the funds required to complete acquisition of the Initial Lands forthwith upon the receipt of written notification from Blue Scorpion that it has selected appropriate Initial Lands, and negotiated terms with the underlying owners of such Initial Lands, in order to secure the Initial Lands.

Note 3         Oil and Gas Properties – (cont’d)

Kansas Prospect Database Participation Rights, Kansas, USA – (cont’d)

Upon the completion of the acquisition of the Initial Lands, the Companies shall fully fund, drill, abandon, or complete, as the case may be, two oil and/or gas wells (collectively the “Earning Wells”) on the Initial Lands in accordance with this Agreement, against the receipt of authorizations for expenditure from Blue Scorpion. Prior to the drilling, abandonment and or completion of the Earning Wells, the Companies will have earned no interest in the Data, the Earning Wells, or any part thereof. Blue Scorpion shall be the operator of all aspects the selection and acquisition of the Initial Lands and the drilling of the Earning Wells.

Upon the drilling, abandonment, or completion, as the case may be, of the Earning Wells, the Companies shall have earned the undivided interests in the Data, provided that the Data shall only be used by the Companies thereafter in the manner set forth in the Agreement. Subject to the Royalty, and any lessor royalties or other encumbrances flowing with the Initial Lands, the working interests of the parties in the Earning Wells and the Initial Lands shall be as follows: the Company – 25%; Fidelis – 25%; Silver Star – 20%; Blue Scorpion – 30%.

Blue Scorpion will be carried through the drilling and completion of the first two exploratory wells. The 70% joint venture working interest partners will pay 100% of the costs of drilling and completing the initial two wells. Subsequent to those first two wells, all participants in the play will contribute on a straight up working interest basis.

As at November 30, 2005, $14,286 has been paid and expensed by the Company with respect to the Agreement.

Bolloque Prospect, Alberta, Canada

On August 26, 2005, the Company executed a farm-in agreement (the “Agreement”) with a private company (the “Grantor”) to acquire the right to earn 49% of the interests that the Grantor can otherwise earn in the “Farmout Lands”, six sections of the Bolloque Project located 60 miles due north of Edmonton, Alberta, Canada.

Under the terms of the Agreement, the Company will earn the 49% working interest by drilling one Test Well on one of the sections comprising the Farmout Lands. If the Company fulfills its obligations with respect to the Test Well, it shall have the right to drill a like well (“First Option Well”) on any undrilled section of the Farmout Lands provided that written election is made to the original farmor within 45 days after the rig release date of the Test Well. If the Company elects to drill the First Option Well, it shall commence to drill on or within 45 days of the written election to the original farmor to drill subject to rig availability, regulatory approval and suitable surface access. In like manner the Company shall have the continuing rolling option to elect to drill, thereafter drill further Option Wells and earn on any undrilled section of the Farmout Lands on the same timing and earning basis as the First Option Well utilizing the rig release date of the then most immediately preceding Earning Well.

Note 3	Oil and Gas Properties – (cont’d)
Bolloque Prospect, Alberta, Canada – (cont’d)

In August 2005, the Company advanced $374,704 ($450,000 Canadian funds) to the Operator of the property to finance the drilling of the Test Well. In September 2005, the “7-1” well was spudded and cased on section 1 of the Bolloque Farmout Lands. The well reached a total depth of 1,055 metres (3,462 feet) and a suite of electronic logs was run. The entire amount of the fund advanced was expensed as of November 30, 2005. Subsequent to November 30, 2005, the Company advanced funds to the Operator of the 7-1 for the completion of the well. A 3% gross over-riding royalty has been reserved in the underlying agreement.

Note 4	Related Party Transactions – Notes 3, 5 and 9

During the nine months ended November 30, 2005 the Company incurred consulting fees of $42,777 (November 30, 2004 - $Nil) paid or accrued to a director and former directors of the Company.

During the nine months ended November 30, 2005, the Company incurred rent of $1,693 (November 30, 2004 - $Nil) charged by a former director of the Company and a company with a director that is a former director of the Company.

These charges were measured by the exchange amount which is the amount agreed upon by the transacting parties.

Included in accounts payable at November 30, 2005 is $8,883 (February 28, 2005 - $6,577) owing to former directors of the Company and to companies with directors that are former directors of the Company.

The amounts due to related parties represent advances and unpaid charges due to directors of the Company or to a company with directors in common with the Company and such advances are unsecured, non-interest bearing and have no specific terms of repayment.

During the nine months ended November 30, 2005, the Company issued 16,666 units at $0.30 per unit for total proceeds of $5,000 to a director of the Company. The Company also paid $4,800 to the director as a finder’s fee.

Note 5	Note Payable

The note payable is unsecured, bears interest at 8% per annum and is due on demand. The note is due to a company with a common director.

Note 6         Convertible Debentures

During the nine months ended November 30, 2005, the Company was advanced $953,241 pursuant to a convertible debenture. The debenture bears interest at 5% per annum and the principle and interest was convertible, at the holders’ discretion, into shares of common stock of the Company at $0.50 per share. The debenture was due and payable in full on or before June 15, 2006. At November 30, 2005, the debenture included accrued interest of $20,402. On December 14, 2005, the Company extinguished this debenture by the payment of $974,968.

On November 30, 2005, the Company executed two secured convertible debentures totalling $3,500,000. The debentures bear interest at 5% per annum and the principle and interest is convertible, at the holders’ discretion, into shares of common stock of the Company at the lower of $0.2902 per share or 80% of the lowest daily volume weighted average trading price per share for the five trading days prior to conversion, subject to adjustment pursuant to the anti-dilution provisions as set forth in the convertible debentures. The debentures will mature on November 30, 2008 and January 10, 2009 ($1,750,000 on each date, respectively). The Company has the right to redeem a portion or all amounts outstanding under this debenture prior to the maturity date provided that the closing bid price of the Company’s common shares is less than the fixed conversion price at the time of the redemption notice. The Company shall pay an amount equal to the principal amount being redeemed plus a redemption premium equal to 20% of the principal amount being redeemed and accrued interest. The purchaser of the convertible debentures also received 12,000,000 common share purchase warrants to purchase 12,000,000 common shares, exercisable at $0.2902 per share, until November 30, 2010. The $1,750,000 debenture closed on November 30, 2005 wherein the Company received net proceeds of $1,435,000 on December 2, 2005. The remaining $1,750,000 debenture closed on January 10, 2006 wherein the Company received net proceeds of $1,575,000. As additional non-cash fees for the debentures, the Company issued 4,812,130 common share purchase warrants to purchase 4,812,130 common shares, exercisable at $0.2902 per share until November 30, 2010.

The Company also entered in a pledge and escrow agreement dated November 30, 2005, whereby the Company agreed to irrevocably pledge 44,000,000 common shares of the Company’s security. These shares were issued into escrow in the Company’s name and will not be released unless the Company defaults on the debentures. At November 30, 2005, no value has been recorded for the shares, as the company has not defaulted on the debentures, thus not warranting a release of escrowed shares.

Note 7         Discontinued Operations

On June 30, 2005, the Company executed an Acquisition/Disposition Agreement (the “Agreement”) whereby the Company agreed to dispose of 100% of the issued and outstanding shares in the common stock of its wholly-owned subsidiary, Power Grow Systems Ltd., to its two original shareholders in consideration of the purchasers delivering to the Company share certificates, representing a total of 3,000,000 (pre-forward split, 24,000,000 post-forward split) common shares in the capital of the Company registered and beneficially owned by the purchasers. In conjunction with the closing of the agreement on July 20, 2005, Power Grow Systems Ltd. will assume all current and future liabilities, tangible and intangible assets, intellectual and proprietary information relating to the hydroponics plant growing equipment operation.

The net loss on disposal was determined as follows:

Proceeds on disposal of subsidiary	$3,000

Net assets of subsidiary:
Cash	501
Accounts receivable	5,639
Inventory	6,893
Accounts payable	(101,249)
Due to related parties	(92,489)
Due to Cascade Energy, Inc.	(5,998)
Loan payable	(5,870)

(192,573)

Net gain on disposal of subsidiary	$195,573

Note 7         Discontinued Operations – (cont’d)

The consolidated balance sheets include the following amounts related to the discontinued operations of the subsidiary.

	November 30,	February 28,
	2005	2005

Accounts receivable	$-	$10,568
Inventory	-	6,809

Current assets of discontinued operations	$-	$17,377

Bank overdraft	$-	$9,501
Accounts payable	-	104,776
Due to related parties	-	62,805
Due to Cascade Energy, Inc.	-	5,998
Loan payable	-	16,810

Current liabilities of discontinued operations	$-	$199,890

Accumulated other comprehensive loss from discontinued operations	$-	$10,673

Subsequent to the closing of the disposition, and during the nine months ended November 30, 2005, the Company returned to treasury and cancelled the 24,000,000 (post-forward split) common shares in its capital stock that were purchased in consideration of the disposition of its wholly owned subsidiary.

Note 8         Statement of Cash Flows

Cash flows from discontinued operations are as follows:
	Nine months ended
	November 30,
	2005	2004

Cash flows used in operating activities
Gain (loss) from discontinued operations	$185,513	$(62,432)
Item not affecting cash:
Gain on disposal of subsidiary	(195,573)	-
Changes in non-cash working capital items:
Bank overdraft	(9,501)	13,021
Accounts receivable	4,929	26,497
Prepaid	-	(81)
Inventory	(84)	(2,724)
Accounts payable	(18,243)	18,456

Cash used in operating activities	(18,243)	(7,263)

Cash flows used by financing activities
Loan payable	(10,940)	3,786
Due to related parties	29,684	12,143
Due to Cascade Energy, Inc.	-	5,998

Cash provided by financing activities	18,744	21,927

Effect of foreign exchange rate changes on cash	-	(16,856)

Increase (decrease) in cash from discontinued operations prior to disposal	501	(2,192)

Cash balance of subsidiary on disposal	(501)	-

Increase (decrease) in cash from discontinued operations during the period	$-	$(2,192)

Note 9	Capital Stock –Note 6

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

On June 30, 2005, the Company disposed of 100% of the issued and outstanding shares in the common stock of its wholly-owned subsidiary, Power Grow Systems Ltd., in consideration of the delivery to the Company of share certificates, accompanied by duly executed Irrevocable Powers of Attorney to transfer the share certificates, representing a total of 3,000,000 (pre-forward split, 24,000,000 post-forward split) common shares in the capital of the Company. During the nine months ended November 30, 2005, the Company returned to treasury and cancelled the 24,000,000 (post-forward split) common shares in its capital stock that were purchased in consideration of the disposition of its wholly owned subsidiary.

During the nine months ended November 30, 2005, the Company issued 350,000 units at $0.30 per unit for total proceeds of $105,000. $10,000 of the proceeds was received subsequent to November 30, 2005. Each unit consists of one common share and one common share purchase warrant which shall entitle the holder to purchase one common share of the Company at $0.60 per share up to November 22, 2007. A finder’s fee of $4,800 was paid to a senior officer and director of the Company with respect to this private placement.

At November 30, 2005, the Company had 17,162,130 share purchase warrants outstanding. Each warrant entitles the holder the right to purchase one common share as follows:

Number	Exercise Price	Expiry Date
350,000	$0.60	November 9, 2007
16,812,130	$0.2902	November 30, 2010

17,162,130

Convertible Debentures-Note 6

Note 10	Non-cash Transaction

Investing and financing activities that do not have a direct impact on current cash flows are excluded from the statements of cash flows. During the nine months ended November 30, 2005, the Company issued 33,333 units at $0.30 per unit for share subscription receivable. This transactions was excluded from the statements of cash flows.

Note 11	Subsequent Events – Notes 3 and 6

On January 1, 2006, the Company entered into three consulting agreements with directors of the Company for monthly fees totalling $29,500. These agreements terminate on December 31, 2006 and will automatically renew for an additional year unless otherwise stipulated.

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

Corporate History

Cascade Energy, Inc. (formerly “Pro-Tech Holdings Ltd.”) was incorporated under the laws of the State of Nevada on December 23, 2003. After the Company effected the acquisition of Power Grow System Ltd. (Power Grow), a private British Columbia company, on February 29, 2004, its focus was on identifying and securing business opportunities in the hydroponics plant growing equipment manufacturing industry.

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

To date we have acquired initial working interests in the Coyote Creek gas prospect in the Sacramento basin of California, USA, the Empress gas and Bolloque oil prospects in Alberta, Canada, and a data sharing agreement respecting several prospective areas in the State of Kansas, USA. The rights to the Coyote Creek prospect have been forfeited, but working interests in the Empress, Bolloque and Kansas prospects all remain active. An agreement to acquire an interest in the Strand Fiord coal project on Axel Heiberg Island in the Canadian Arctic was cancelled by the Company.

Coyote Creek Prospect

On May 6, 2005, by an assignment agreement, the Company acquired a 33.075% working interest in certain mineral leases (comprising sections 14, 15, 16, 22, 23, 24, 25, 26, 35 and 36 in Township 26 North Range 3 West and sections 1 and 2 in Township 25 North Range 3 West) situated in Tehama County, California, referred to as the Coyote Creek Prospect. As consideration for this assignment, the Company assumed complete responsibility for the performance of all obligations of the assignor with respect to the farm-out agreement in which the assignor purchased its 67.5% working interest in the Coyote Creek Prospect. These obligations included $508,336 in geologic, geophysical, administration, land fee, dry hole drilling costs, and plugging and abandonment costs. Drilling was completed in August 2005 and the well proved to be uneconomical, so the entire $508,336 was charged to expense. As at August 31, 2005, no amounts have been capitalized by the Company with respect to the Coyote Creek Prospect.

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

Empress Prospect : Sections 5, 6, and 7

On June 1, 2005, we executed a farm-in agreement with Blue Scorpion Energy Inc. (“Blue Scorpion”, formerly “1048136 Alberta Ltd.”), a private Alberta company, to acquire a 49% working interest in Sections 5, 6, and 7 of the Empress Project, Alberta Canada. Under the terms of the Agreement, we would have earned a 49% working interest in each of the three (3) sections by drilling, casing and completing one exploratory gas well in each section. Well spacing in Alberta allows only one well per section. Blue Scorpion has a director in common with the Company.

We elected not to commence with the drilling of these sections, thereby forfeiting our right to a 49% working interest in these properties. As at August 31, 2005, no amounts have been paid or capitalized by the Company with respect to sections 5, 6, and 7 of the Empress Project.

Empress Prospect : Sections 16, 19, 17, and 21

On June 30, 2005, we entered into an agreement with Blue Scorpion to acquire a 21% working interest in section 16 of the Empress Project, including the 11-16-24-2W4M well (the “11-16”). Under the terms of the agreement, we will earn the 21% working interest by agreeing to pay Blue Scorpion’s portion (51%) of all additional costs and expenses whatsoever relating to all development on Section 16 from the date of the agreement forward. The interests earned by us under the agreement are subject to a 15% over-riding royalty interest for the Province of Alberta and an additional 3% over-riding royalty interest stipulated in an underlying agreement.

The 11-16 was drilled and cased on June 20, 2005 after intersecting three potential hydrocarbon pay zones, and the well was completed in late July, 2005. Following the testing program, third-party engineers reported that the well is projected to produce 500 to 600 Mcf (thousand cubic feet) gas per day as a stable production rate.

In October 2005 the pipeline route survey was completed and in November 2005 the Company advanced $146,798 (CAD $174,264) to the Operator of the 11-16 for the Company’s 51% pro-rata portion of the estimated cost to connect the 11-16 to the Altagas gathering system. On December 6, 2005, the Company announced the completion of the construction of the pipeline, and the 11-16 commenced commercial production on December 7, 2005 at an initial rate of 350-400 Mcf per day.

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

In August 31, 2005, we advanced $374,704 ($450,000 CAD) to the operator of the Bolloque oil play for the drilling and casing of the test well on section 1 (the “7-1” well). In September, 2005, the 7-1 well was spudded and cased on section 1 of the Bolloque Farmout Lands. The well reached a total depth of 1,055 metres (3,462 feet) and a suite of electronic logs was run. In December, the Company advanced funds to the Operator of the 7-1 for the completion of the well. A completion rig has been scheduled by the Operator to perforate and swab test two zones, these being oil in the Leduc, and gas in the Wabamun Formations.

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

We received a 25% interest and the purchasers received their interests in consideration for the conduct and completion of development programs of the lands and payment for the following two expenses in proportion to each party’s interests in the data: 1) the costs of the acquisition, by way of leases or otherwise, of up to two sections of the lands selected by Blue Scorpion for drilling two initial wells; and 2) the costs of drilling and completing the initial two wells. The working interests of the initial two wells will be as follows: Cascade Energy, Inc. – 25%, Fidelis Energy, Inc. – 25%, Silver Star Energy, Inc. - 20%, and Blue Scorpion – 30%.

As at November 30, 2005, $14,286 has been paid and expensed by the Company with respect to the Kansas Prospect Data Sharing Agreement.

Strand Fiord Coal Project

On June 15, 2005, the Company executed an acquisition proposal (the “Agreement”) with James Bay Energy Inc. (“James Bay”), a private company, whereby James Bay, with the subsequent ratification of First Nephi International,

Inc. (“FNI”) as appropriate, agreed to grant to the Company an option to acquire an undivided 10% ownership interest in five coal exploration licenses (the “Licenses”) to explore and develop certain coal properties (collectively the “Property”) located on Axel Hieberg Island in the Canadian Arctic. Pursuant to an agreement (the “Underlying Agreement”) dated April 20, 2005, between James Bay and FNI, James Bay and FNI agreed to form a Nova Scotia company (“Novaco”) for the purposes of the joint-venture exploration and development of the Property. In the Underlying Agreement it was agreed that the ownership of Novaco would be FNI 90% and James Bay 10%, reflecting the respective interest of those parties in the Licenses.

Due to the failure of James Bay and FNI to form Novaco, the Company elected not to exercise the Option and subsequent to the Quarter ended August 31, 2005, the Company and James Bay mutually agreed to terminate the Agreement. As at August 31, 2005, no amounts have been paid or capitalized by the Company with respect to the Strand Fiord Coal Project.

Plan of Operation and Cash Requirements

We anticipate that we will expend approximately $2,125,000 during the twelve-month period ending November, 2006 to develop our current portfolio of properties, possibly make further acquisitions, and for working capital. Our priorities are the construction of the pipeline to tie-in the 11-16 well of the Empress Prospect, identification of additional drill targets of the Empress Prospect, the completion and testing of the 7-1 well of the Bolloque Prospect, and the analysis of the Kansas data for identification of potential lease acquisitions and subsequent drill targets. These expenditures are broken down as follows:

Major expenditures expected for the next 12 months include the following:

Exploration and drilling:	$1,000,000
Leasing:	125,000
Operating expenses:
General and administrative:	750,000
General working capital:	250,000
Total:	$2,125,000

Liquidity and Capital Resources

As at November 30, 2005, we had a working capital deficit of $1,226,385, compared to a working capital deficit of $207,339 as at February 28, 2005. Our cash on hand was $76,099 as at November 30, 2005 compared to $48 at February 28, 2005.

During the nine months ended November 30, 2005, we expensed exploration costs of $508,336 with respect to our Coyote Creek Project in California compared to $Nil during the comparable period in 2004. This was primarily for drilling costs of the 5,000 foot natural gas test well drilled by the operator of the project. Gas shows were present on logs over significant intervals, but the sands did not contain sufficient permeability and porosity to produce gas at economic rates. The well has been plugged and abandoned, and we are reviewing the options for any potential continued exploration on the project.

During the nine months ended November 30, 2005, the Company advanced $146,798 ($174,264 Canadian funds) to the Operator of the 11-16. This represents the Company’s 51% pro-rata portion of the estimated cost to connect the 11-16 to the Altagas gathering system. On December 6, 2005, the Company announced the completion of the construction of the pipeline, and the 11-16 commenced commercial production on December 7, 2005 at an initial rate of 350-400 Mcf per day.

During the nine months ended November 30, 2005, we expensed exploration costs of $374,704 ($450,000 CAD) with respect to our Bolloque Project located 60 miles due north of Edmonton, Alberta, Canada, for the drilling and casing of the “7-1” exploratory well. The well reached a total depth of 1,055 metres (3,462 feet) and a suite of electronic logs was run. In December 2005 the Company advanced funds to the Operator of the 7-1 for the completion of the well. A completion rig has been scheduled by the Operator to perforate and swab test two zones, these being oil in the Leduc, and gas in the Wabamun Formations.

During the nine months ended November 30, 2005, we expensed exploration costs of $14,286 with respect to our Kansas Prospect for leasing and geological activities.

During the nine months ended November 30, 2005, the Company was advanced $953,241 pursuant to a convertible debenture. The debenture bears interest at 5% per annum and the principle and interest was convertible, at the holders’ discretion, into shares of common stock of the Company at $0.50 per share. The debenture was due and payable in full on or before June 15, 2006. At November 30, 2005, the debenture included accrued interest of $20,402. On December 14, 2005, the Company extinguished this debenture by the payment of $974,968.

On November 30, 2005, the Company executed two secured convertible debentures totaling $3,500,000. The debentures bear interest at 5% per annum and the principle and interest is convertible, at the holders’ discretion, into shares of common stock of the Company at the lower of $0.2902 per share or 80% of the lowest daily volume weighted average trading price per share for the five trading days prior to conversion, subject to adjustment pursuant to the anti-dilution provisions as set forth in the convertible debentures. The debentures will mature on November 30, 2008 and January 10, 2009 ($1,750,000 on each date, respectively). The Company has the right to redeem a portion or all amounts outstanding under this debenture prior to the maturity date provided that the closing bid price of the Company’s common shares is less than the fixed conversion price at the time of the redemption notice. The Company shall pay an amount equal to the principal amount being redeemed plus a redemption premium equal to 20% of the principal amount being redeemed and accrued interest. The purchaser of the convertible debentures also received 12,000,000 common share purchase warrants exercisable at $0.2902 per share until November 30, 2010. The first $1,750,000 debenture closed on November 30, 2005 wherein the Company received net proceeds of $1,435,000 on December 2, 2005. The remaining $1,750,000 debenture closed on January 10, 2006 wherein the Company received net proceeds of $1,575,000. The Company also entered in a pledge and escrow agreement dated November 30, 2005, whereby the Company agreed to irrevocably pledge 44,000,000 common shares of the Company’s security. These shares were issued into escrow in the Company’s name and will not be released unless the Company defaults on the debentures. At November 30, 2005, no value has been recorded for the shares, as the company has not defaulted on the debentures, thus not warranting a release of escrowed shares.

The receipt of the initial $1.75 million tranche in December 2005 provides the capital required to meet our immediate short-term needs, and the second tranche received in January 2006 will meet the balance of our estimated funding requirements for the next twelve months.

In November 2005, the Company closed a private placement financing for gross proceeds of $105,000 from the sale of 350,000 units at $0.30 per unit. Each unit consists of one common share in the capital of the Company and one common share purchase warrant which shall entitle the holder to purchase one common share of the Company at a price of $0.60 for a period of twenty-four months commencing from the closing of the private placement. All of the subscribers are Canadian citizens and are close personal friends of either a director or senior officer of the Company.

There can be no assurance that additional financing will be available to us when needed or, if available, that it can be obtained on commercially reasonable terms. If we are not able to obtain the additional financing on a timely basis, if and when it is needed, we will be forced to scale down or perhaps even cease the operation of our business.

Results of Operations

For the Nine Months Ended November 30, 2005 Compared to the Nine Months Ended November 30, 2004

The Company has had only limited operations, and hasn’t yet realized any revenue from the sale of oil or gas from any of its prospective lands. The Company has realized a net loss from operations of $1,234,887 since inception. The majority of this loss is due to exploration costs of $508,336, $374,704, and $14,286 expensed with respect to our Coyote Creek, Bolloque, and Kansas Projects, respectively.

Operating Expenses. Operating expenses for the nine months ended November 30, 2005, totalled $257,635 compared to $43,042 for the same period in the prior year, an increase of $214,593. Legal fees increased to $87,992 for the nine months ended November 30, 2005, from $4,525 for the same period in the prior year. This was due to an increase in the number of transactions completed by the Company. Investor relations increased to $63,886 for the nine months ended November 30, 2005 from $Nil during the same period in the prior year. This was primarily as a result of the Company executing an investor relations services agreement in June of 2005 at a rate of $10,000 per month. Consulting fees increased to $39,200 for the nine months ended November 30, 2005, from $8,000 for the same period in the prior year. Advertising and promotion increased to $20,000 for the nine month period ended November 30, 2005, compared to $Nil for the same period in the prior year, as the Company contracted for the design, implementation and maintenance of our Company website, www.cascadeenergyinc.com. Interest on long-term debt increased to $20,403 for the nine month period ended November 30, 2005, compared to $Nil for the same period in the prior year, due to the recent execution and closing of a 5% convertible debenture in the amount of $953,021.

Net Loss for the Period. We recorded a net loss of $969,449 for the nine months ended November 30, 2005, compared with a net loss of $105,474 for the nine months ended November 30, 2004.

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

We incurred net losses of $969,449 for the period ended November 30, 2005 and $105,474 for the period ended November 30, 2004. We cannot be assured that we can achieve or sustain profitability on a quarterly or annual basis in the future. Our operations are subject to the risks and competition inherent in the establishment of a business enterprise. There can be no assurance that future operations will be profitable. We may not achieve our business objectives and the failure to achieve such goals would have an adverse impact on us.

If we are unable to obtain additional funding our business operations will be harmed and if we do obtain additional financing our then existing shareholders may suffer substantial dilution.

We will require additional funds to sustain and expand our oil and gas exploration activities. We anticipate that we will require up to approximately $2,125,000 to fund our continued operations for the twelve month period ending November 30, 2006.

On November 30, 2005, the Company executed two secured convertible debentures totaling $3,500,000. The debentures bear interest at 5% per annum and the principle and interest is convertible, at the holders’ discretion, into shares of common stock of the Company at the lower of $0.2902 per share or 80% of the lowest daily volume weighted average trading price per share for the five trading days prior to conversion, subject to adjustment pursuant to the anti-dilution provisions as set forth in the convertible debentures. The debentures will mature on November 30, 2008 and January 10, 2009 ($1,750,000 on each date, respectively). The first $1,750,000 debenture closed on November 30, 2005 wherein the Company received net proceeds of $1,435,000 on December 2, 2005. The remaining $1,750,000 debenture closed on January 10, 2006 wherein the Company received net proceeds of $1,575,000.

In November 2005, the Company also closed a private placement financing for gross proceeds of $105,000 from the sale of 350,000 units at $0.30 per unit. Each unit consists of one common share in the capital of the Company and one common share purchase warrant which shall entitle the holder to purchase one common share of the Company at a price of $0.60 for a period of twenty-four months commencing from the closing of the private placement.

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

In their report dated April 20, 2005, our independent auditors stated that our financial statements for the fiscal year ended February 28, 2005 were prepared assuming that we would continue as a going concern. Our ability to continue as a going concern is an issue raised as a result of recurring losses from operations. We continue to experience net operating losses. Our ability to continue as a going concern is subject to our ability to obtain necessary funding from outside sources, including obtaining additional funding from the sale of our securities. Our continued net operating losses increase the difficulty in meeting such goals and there can be no assurances that such methods will prove successful.

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

If we are unable to retain the services of William Scott Marshall or if we are unable to successfully recruit qualified managerial and field personnel having experience in oil and gas exploration, we may not be able to continue our operations.

Our success depends to a significant extent upon the continued service of William Scott Marshall, our president. Loss of the services of Mr. Marshall could have a material adverse effect on our growth, revenues, and prospective business. We do not maintain key-man insurance on the life of Mr. Marshall. In addition, in order to successfully implement and manage our business plan, we will be dependent upon, among other things, successfully recruiting qualified managerial and field personnel having experience in the oil and gas exploration business. Competition for qualified individuals is intense. There can be no assurance that we will be able to find, attract and retain existing employees or that we will be able to find, attract and retain qualified personnel on acceptable terms.

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

Drilling operations generally involve a high degree of risk. Hazards such as unusual or unexpected geological formations, power outages, labour disruptions, blow-outs, sour gas leakage, fire, inability to obtain suitable or adequate machinery, equipment or labour, and other risks are involved. We may become subject to liability for pollution or hazards against which it cannot adequately insure or which it may elect not to insure. Incurring any such liability may have a material adverse effect on our financial position and operations.

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

Item 3. Controls and Procedures

As required by Rule 13a-15 under the Securities Exchange Act of 1934, as of the end of the period covered by the quarterly report, being November 30, 2005, we have carried out an evaluation of the effectiveness of the design and operation of our company’s disclosure controls and procedures. This evaluation was carried out under the supervision and with the participation of our company’s management, including our company’s president and our chief financial officer. Based upon that evaluation, our company’s president and our chief financial officer concluded that our company’s disclosure controls and procedures are effective as at the end of the period covered by this report. There have been no changes in our internal controls over financial reporting that occurred during our most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect our internal controls over financial reporting.

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

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

On November 22, 2005, we closed a private placement consisting of 350,000 units at a price of $0.30 per unit for gross proceeds of $105,000. Each unit consists of one common share and one non-transferable common share purchase warrant exercisable for a period of twenty-four months from the date of closing at an exercise price of $0.60. We issued the securities to thirteen non U.S. persons (as that term is defined in Regulation S of the Securities Act of 1933) in an offshore transaction relying on Regulation S and/or Section 4(2) of the Securities Act of 1933.

On November 30, 2005, we entered into a securities purchase agreement with an institutional investor for an aggregate purchase price of $3,500,000, of which we have issued (i) a $1,750,000 secured convertible debenture, convertible into shares of our common stock, par value $0.001, and (ii) a warrant to purchase an aggregate of 12,000,000 additional shares of our common stock at an exercise price of $0.2902 per share exercisable until November 30, 2010. An additional $1,750,000 secured convertible debenture was issued on January 10, 2006. Pursuant to the registration rights agreement entered into between our company and the investor, we agreed to file a registration statement registering the shares of our common stock issuable upon conversion of the convertible debentures and liquidated damages, and the shares of our common stock issuable upon the exercise of the warrants. The proceeds of the private placement will be used for general corporate purposes. We issued the securities to an accredited investor pursuant to exemptions from registration as set out in Rule 506 of Regulation D and/or Section 4(2) of the Securities Act of 1933, as amended. No advertising or general solicitation was employed in offering the securities.

On November 30, 2005, we also issued to each of H.C. Wainwright & Co., Inc. and 1st SB Partners, Ltd., both broker dealers registered pursuant to section 15 of the Securities Exchange Act of 1934, 2,406,065 warrants to purchase up to 2,406,065 shares of our common stock, exercisable to November 30, 2010, at an exercise price of $0.2902 per share. We issued these warrants pursuant to Rule 506 of Regulation D under the Securities Act of 1933, in partial payment of placement fees in connection with the sale of our convertible debentures to the other selling stockholders.

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

(3)	Articles of Incorporation and Bylaws

3.1           Articles of Incorporation (incorporated by reference from our Registration Statement on Form SB-2 filed on May 19, 2004).

3.2	By-laws (incorporated by reference from our Registration Statement on Form SB-2 filed on May 19, 2004).
3.3	Articles of Amendment (incorporated by reference from our Form 10-QSB filed on October 25, 2005).

(10)	Material Contracts

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

10.4         Farmout Proposal - Empress Prospect, Section 15, dated July 22, 2005 between Cascade Energy, Inc. and Blue Scorpion Energy Inc. (formerly “1048136 Alberta Ltd.”) (incorporated by reference from our Form 10-QSB filed on October 25, 2005).

10.5         Amendment to Farmout Agreement originally dated June 30, 2005, dated October 17, 2005 between Cascade Energy, Inc. and Blue Scorpion Energy Inc. (formerly “1048136 Alberta Ltd.”) (incorporated by reference from our Form 10-QSB filed on October 25, 2005).

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

10.8         Acquisition Proposal – Strand Fiord Coal Project, Canadian Arctic, dated June 15, 2005 between Cascade Energy, Inc. and James Bay Energy Inc. (incorporated by reference from our Form 10-QSB filed on October 25, 2005).

10.9         Mutual Release – Strand Fiord Coal Project, Canadian Arctic, dated October 3, 2005 between Cascade Energy, Inc. and James Bay Energy Inc. (incorporated by reference from our Form 10-QSB filed on October 25, 2005).

10.10       5% Secured Debenture dated June 15, 2005 between Cascade Energy, Inc. and Salifolia Invest and Trade Inc. (filed herewith).

10.11       5% Secured Debenture dated June 15, 2005 between Cascade Energy, Inc. and Ratan Consulting Inc. (incorporated by reference from our Form 10-QSB filed on October 25, 2005).

10.12       5% Secured Debenture dated June 15, 2005 between Cascade Energy, Inc. and Perosa Management S.A. (incorporated by reference from our Form 10-QSB filed on October 25, 2005).

10.13       Investor Relations Agreement dated June 1, 2005 between Cascade Energy, Inc. and The Catalyst Shareholder Services Company (incorporated by reference from our Form 10-QSB filed on October 25, 2005).

10.14       Securities Purchase Agreement dated November 30, 2005 between Cascade Energy, Inc. and Cornell Capital Partners, LP (incorporated by reference from our Form 8-K filed on December 21, 2005).

10.15       Secured Convertible Debenture dated November 30, 2005 between Cascade Energy, Inc. and Cornell Capital Partners, LP (incorporated by reference from our Form 8-K filed on December 21, 2005).

10.16      Registration Rights Agreement dated November 30, 2005 between Cascade Energy, Inc. and Cornell Capital Partners, LP (incorporated by reference from our Form 8-K filed on December 21, 2005).

10.17      Common Stock Purchase Warrant dated November 30, 2005 between Cascade Energy, Inc. and Cornell Capital Partners, LP (incorporated by reference from our Form 8-K filed on December 21, 2005).

10.18       Securities Agreement dated November 30, 2005 between Cascade Energy, Inc. and Cornell Capital Partners, LP (incorporated by reference from our Form 8-K filed on December 21, 2005).

10.19       Pledge and Escrow Agreement dated November 30, 2005 between Cascade Energy, Inc. and Cornell Capital Partners, LP (incorporated by reference from our Form 8-K filed on December 21, 2005).

10.20      Escrow Agreement dated November 30, 2005 between Cascade Energy, Inc. and Cornell Capital Partners, LP (incorporated by reference from our Form 8-K filed on December 21, 2005).

10.21      Consulting Agreement dated January 1, 2006 between Cascade Energy, Inc. and Dane Brown (incorporated by reference from our Form 8-K filed on January 23, 2006).

10.22      Consulting Agreement dated January 1, 2006 between Cascade Energy, Inc. and Scott Marshall (incorporated by reference from our Form 8-K filed on January 23, 2006).

10.23      Consulting Agreement dated January 1, 2006 between Cascade Energy, Inc. and Chris Foster (incorporated by reference from our Form 8-K filed on January 23, 2006).

(14)	Code of Ethics

14.1        Code of Business Conduct and Ethics (incorporated by reference from our Form 10-QSB filed on October 25, 2005).

(31)	Section 302 Certifications
31.1	Section 302 Certification (filed herewith).
(32)	Section 906 Certification
32.1	Section 906 Certification (filed herewith).

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CASCADE ENERGY, INC.

By:      /s/ William Scott Marshall

William Scott Marshall,

President and Director

(Principal Executive, Accounting and Financial Officer)

By:      /s/ Dane Brown

Dane Brown,

Vice President, Corporate Development, and Director

By:      /s/ Chris Foster

Chris Foster,

Director

Date: January 23, 2006