Form 10QSB/A
period 2005-05-31
CASCADE ENERGY, INC.
filed 2006-03-10
CIK 1290504

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB/A

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

Item 3. Controls and Procedures

As required by Rule 13a-15 under the Securities Exchange Act of 1934, as of the end of the period covered by the quarterly report, being May 31, 2005, we have carried out an evaluation of the effectiveness of the design and operation of our company’s disclosure controls and procedures. This evaluation was carried out under the supervision and with the participation of our company’s management, including our company’s chief executive officer and our chief financial officer. Based upon that evaluation, our company’s chief executive officer and our chief financial officer concluded that our company’s disclosure controls and procedures are effective as at the end of the period covered by this report. There have been no changes in our internal controls over financial reporting that occurred during our most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect our internal controls over financial reporting.

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

10.24      Consulting Agreement dated January 1, 2006 between Cascade Energy, Inc. and Gordon Samson (incorporated by reference from our Form 8-K filed on February 17, 2006).

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

CASCADE ENERGY, INC.

By:      /s/ William Scott Marshall

William Scott Marshall,

President and Director

(Principal Executive Officer)

By:      /s/ Gordon A. Samson

Gordon A. Samson,

Chief Executive Officer and Director

(Principal Financial and Accounting Officer)

Date: March 10, 2006.