Form 10KSB
period 2006-02-28
CASCADE ENERGY, INC.
filed 2006-06-15
CIK 1290504

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-KSB

(Mark One)

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended February 28, 2006

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

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date:

93,150,000 shares of common stock, par value of $0.001 issued and outstanding as of May 26, 2006

Transitional Small Business Disclosure Format (Check one):	Yes [	]	No ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). (Check one):     Yes [ ]     No ☒

TABLE OF CONTENTS

PART I		1
Item 1.	Business	1
Item 1A.	Risk Factors	1
Item 2.	Properties	7
Item 3.	Legal Proceedings	12
Item 4.	Submission of Matters to a Vote of Security Holders	13
PART II		14
Item 5.	Market for Registrant’s Common Equity, Related Stockholders Matters and Issuer Purchases of Equity Securities	14
Item 6.	Plan of Operation	15
Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operation	16
Item 7A.	Quantitative and Qualitative Disclosures About Market Risks	20
Item 8.	Financial Statements and Supplementary Data	21
Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure	23
Item 9A.	Controls and Procedures	23
Item 10.	Directors and Officers of the Registrant	24
Item 11.	Executive Compensation	25
Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters	28
Item 13.	Certain Relationships and Related Transactions	28
Item 14.	Principal Accounting Fees and Services	19

3

PART I

Item 1.  Business.

Company History

Cascade Energy, Inc. (formerly “Pro-Tech Holdings Ltd.”) was incorporated under the laws of the State of Nevada on December 23, 2003. After the Company effected the acquisition of Power Grow System Ltd. (Power Grow), a private British Columbia company, on February 29, 2004, its focus was on identifying and securing business opportunities in the hydroponics plant growing equipment manufacturing industry. The Company was not successful in its plans and in April, 2005, changed the business plan. The decision was made to pursue opportunities in oil and gas exploration and development, and during the 2nd quarter of the fiscal year ended February 28, 2006, the Company effected the disposition of Power Grow. On April 28, 2005, the Company changed its name from “Pro-Tech Holdings Ltd.” to “Cascade Energy, Inc.” to better reflect the change of direction of our business operations. The name change was recorded by the Nevada Secretary of State on April 27, 2005 and took effect with the Over-the-Counter Bulletin Board at the opening for trading on May 5, 2005 under the new stock symbol, CSCE.

The Company is an exploration stage company engaged in the exploration and development of natural gas and oil properties in the province of Alberta, Canada, and in the States of California and Kansas, U.S.A. The Company’s primary objective is to acquire, discover, upgrade and expand North American energy reserves towards near-term production and cash flow, together with identifying and participating in exploration opportunities.

Item 1A.  Risk Factors.

Much of the information included in this annual report includes or is based upon estimates, projections or other “forward-looking statements”. Such forward-looking statements include any projections or estimates made by us and our management in connection with our business operations. While these forward-looking statements, and any assumptions upon which they are based, are made in good faith and reflect our current judgment regarding the direction of our business, actual results will almost always vary, sometimes materially, from any estimates, predictions, projections, assumptions, or other future performance suggested herein. We undertake no obligation to update forward-looking statements to reflect events or circumstances occurring after the date of such statements.

Such estimates, projections or other “forward-looking statements” involve various risks and uncertainties as outlined below. We caution readers of this annual report that important factors in some cases have affected and, in the future, could materially affect actual results and cause actual results to differ materially from the results expressed in any such estimates, projections or other “forward-looking statements”. In evaluating us, our business and any investment in our business, readers should carefully consider the following factors.

Our new business operations will be subject to a number of risks and uncertainties, including those set forth below:

Risks Relating to Our Business:

We have a history of losses which may continue, which may negatively impact our ability to achieve our business objectives.

We incurred net losses of $6,683,038 for the period from June 1, 2006 (inception) to February 28, 2006, and $154,172 for the year ended February 28, 2005. We cannot be assured that we can achieve or sustain profitability on a quarterly or annual basis in the future. Our operations are subject to the risks and competition inherent in the establishment of a business enterprise. There can be no assurance that future operations will be profitable. We may not achieve our business objectives and the failure to achieve such goals would have an adverse impact on us.

If we are unable to obtain additional funding our business operations will be harmed and if we do obtain additional financing our then existing shareholders may suffer substantial dilution.

We will require additional funds to sustain and expand our oil and gas exploration activities. We anticipate that we will require up to approximately $2,125,000 to fund our continued operations for the twelve month period ending February 28, 2007, well in excess of the cash on hand of $1,223,074 as at February 28, 2006. Historically, we have financed these expenditures primarily with proceeds from the sale of debt and equity securities. In order to meet these obligations or acquire any additional business interest, we will have to raise additional funds. We also make offers to acquire oil and natural gas properties in the ordinary course of our business. If these offers are accepted, our capital needs may increase substantially.

We have arrangements for limited financing and we can provide no assurance that we will be able to obtain the additional required financing when needed. Obtaining additional financing will be subject to a number of factors, including:

1.	market conditions;
2.	investor acceptance of potential business assets; and,
3.	investor sentiment.

These factors may make the timing, amount, terms and conditions of additional financing unattractive or unavailable to us. If we are not successful in achieving financing in the amount necessary to meet our present obligations in connection with the oil and gas interests that we have acquired or business interests that we may acquire, implementation of our business plan may fail or be delayed.

Our independent auditors have expressed substantial doubt about our ability to continue as a going concern, which may hinder our ability to obtain future financing.

In their report dated March 27, 2006, our independent auditors stated that our financial statements for the fiscal year ended February 28, 2006 were prepared assuming that we would continue as a going concern. Our ability to continue as a going concern is an issue raised as a result of recurring losses from operations. We continue to experience net operating losses. Our ability to continue as a going concern is subject to our ability to obtain necessary funding from outside sources, including obtaining additional funding from the sale of our securities. Our continued net operating losses increase the difficulty in meeting such goals and there can be no assurances that such methods will prove successful.

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

We do not control all of our operations.

We do not operate any of our properties and we therefore have limited influence over the testing, drilling and production operations of our properties. Our lack of control could result in the following:

1.	the operator might initiate exploration or development on a faster or slower pace than we prefer;

2.

the operator might propose to drill more wells or build more facilities on a project than we have funds for or that we deem appropriate, which could mean that we are unable to participate in the project or share in the revenues generated by the project even though we paid our share of exploration costs, and we could have our working interest ownership in the related lands and petroleum reserves reduced as a result of our failure to participate in development expenditures; and,

3.	if an operator refuses to initiate a project, we might be unable to pursue the project.

Any of these events could materially reduce the value of our properties.

We may not be able to finance future needs or adapt our business plan to changes because of restrictions placed on us by the instruments governing our debt.

Our agreements with the selling stockholders who purchased our senior secured convertible promissory notes contain various covenants that limit our ability to, among other things:

1.	pay dividends on our common stock, redeem or repurchase our common stock or other equity security;

2.	sell assets; and,

3.	issue any securities that rank pari passu or senior to the senior secured convertible promissory notes that we issued to the selling stockholders.

Our ability to comply with such covenants may be affected by events beyond our control, including prevailing economic, financial and industry conditions. Additionally, our agreements with the selling stockholders contain numerous affirmative covenants, including covenants regarding reporting requirements and compliance with applicable laws and regulations. Additional debt we incur in the future may subject us to future covenants.

Our failure to comply with these covenants could result in a default under the agreements governing the relevant debt. In addition, if any such default is not cured or waived, the default could result in an acceleration of debt under other debt instruments that contain cross acceleration or cross-default provisions, which could require us to repay or repurchase debt, together with accrued interest, prior to the date it otherwise is due and that could adversely affect our financial condition. If a default occurs under the notes, the selling stockholders could cause all of the outstanding debt obligations under the notes to become due and payable. Upon a default or cross-default, the selling stockholders could proceed against the collateral. Even if we are able to comply with all of the applicable covenants, the restrictions on our ability to manage our business in our sole discretion could adversely affect our business by, among other things, limiting our ability to take advantage of financings, mergers, acquisitions and other corporate opportunities that we believe would be beneficial to us.

If we are unable to access our properties or conduct our operations due to surface conditions, our business will be adversely affected.

Our exploitation and development of oil and natural gas reserves depends upon access to the areas where our operations are to be conducted. We conduct a portion of our operations in northern regions where we are only able to do so on a seasonal basis. Unless the surface is sufficiently frozen, we are unable to access our properties, drill or otherwise conduct our operations as planned. In addition, if the surface thaws earlier than expected, we must cease our operations for the season earlier than planned. Our operations are affected by road bans imposed from time to time during the break-up and thaw period in the spring. Road bans are also imposed due to snow, mud and rock slides and periods of high water, which can restrict access to our well sites and production facility sites. In recent years, winters in our northern operating areas have been warmer than normally experienced and, as a result, our operating seasons have been shorter than in the past. Our inability to access our properties or to conduct our operations as planned will result in a shutdown or slow down of our operations, which will adversely affect our business.

If we are not able to effectively manage our anticipated expansion and growth, our business and financial condition will be negatively affected.

We have recently expanded our business operations. Any future growth in our business may place significant strain on our limited managerial and operational resources. We cannot assure you that we will be able to implement adequate controls over the risks associated with our planned expansion. If we are unable to effectively manage expanded operations, our revenues may not concurrently increase with rising costs of operations and our business will be negatively affected.

Our compliance with the Sarbanes-Oxley Act and SEC rules concerning internal controls may be time-consuming, difficult and costly for us.

It may be time consuming, difficult and costly for us to develop and implement the internal controls and reporting procedures required by the Sarbanes-Oxley Act. We may need to hire additional financial reporting, internal controls and other finance staff in order to develop and implement appropriate internal controls and reporting procedures. If we are unable to comply with the internal controls requirements of the Sarbanes-Oxley Act, we may not be able to obtain the independent accountant certifications that the Sarbanes-Oxley Act requires publicly-traded companies to obtain.

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

Risks Relating to Our Industry:

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

Item 2.  Properties.

We have an agreement to lease our executive offices located at 9595 Wilshire Blvd., Suite 900, Beverly Hills, CA 90212, at a monthly cost of approximately $1,900, including utilities and office services. The term of the lease expires November 30, 2006. The telephone number at this address is (310) 300-4063. At the present time, we do not have any real estate holdings and there are no plans to acquire any real property interests.

Currently we hold interests in certain exploration properties in the State of California, State of Kansas and Province of Alberta pursuant to various working interests in farm-in agreements as noted above under “Description of Properties” and below under "Current Business". Our "working interest" consists of our share of gross production, revenues, burdens, field operating costs and gathering and processing fees before deduction of royalties.

As at the date of this report, we have an interest in one production well that has been drilled, cased and completed, and is producing. "Cased" means that metal casing has been cemented in place in the well to protect the well from fluids, pressures and/or wellbore stability problems in the wells, in anticipation of testing and/or production.

Description of Properties

Coyote Creek Prospect

On May 6, 2005, by an assignment agreement, the Company acquired a 33.075% working interest in certain mineral leases (comprising sections 14, 15, 16, 22, 23, 24, 25, 26, 35 and 36 in Township 26 North Range 3 West and sections 1 and 2 in Township 25 North Range 3 West) situated in Tehama County, California, referred to as the Coyote Creek Prospect. As consideration for this assignment, the Company assumed complete responsibility for the performance of all obligations of the assignor with respect to the farm-out agreement in which the assignor purchased its 67.5% working interest in the Coyote Creek Prospect. These obligations included $510,175 in geologic, geophysical, administration, land fee, dry hole drilling costs, and plugging and abandonment costs. Drilling was completed in August 2005 and the well proved to be uneconomical, accordingly the entire $510,175 was charged to exploration costs. As at February 28, 2006, no amounts have been capitalized by the Company with respect to the Coyote Creek Prospect.

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

The Coyote Creek prospect was based on 2D seismic and well control. The seismic data and well tops constrain the location of key faults and structural closure. The nearby 1956 Shell Cox #1 well established the presence of gas and reservoir quality sands with a 1000 MCF/D DST test at 4100'. Potential closure size in the main fault block is 390 acres. Estimated recoverable gas reserves ranged from a low-end case with one well of about 2 Bcf (25' of net pay, 100 acre closure, 750 Mcf/Ac.Ft recovery) to a high-end case, with multiple wells/pay zones, of about 28 Bcf (75' of net pay, 500 acre closure, 750 Mcf/D recovery).

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

Empress Prospect

Empress Prospect: Sections 5, 6, and 7

On June 1, 2005, the Company executed a farm-in agreement with Blue Scorpion Energy Inc. (“Blue Scorpion”, formerly “1048136 Alberta Ltd.”), a private Alberta company, to acquire a 49% working interest in Sections 5, 6, and 7 of the Empress Project, Alberta Canada. Under the terms of the Agreement, the Company will earn a 49% working interest in each of the three (3) sections by drilling, casing and completing one exploratory gas well in each section. Well spacing in Alberta allows only one well per section. Blue Scorpion has a director in common with the Company.

The Company elected not to commence with the drilling of the well, thereby forfeiting its right to a 49% working interest. As at February 28, 2006, no amounts have been paid or capitalized by the Company with respect to Sections 5, 6, and 7 of the Empress Project.

Empress Prospect: Sections 16, 19, 17, and 21

On June 30, 2005, the Company entered into an agreement with Blue Scorpion to acquire a 21% working interest in Section 16 of the Empress Project, including the 11-16-24-2W4M well (the “11-16”). Under the terms of the agreement, the Company will earn the 21% working interest by agreeing to pay Blue Scorpion’s portion (51%) of all additional costs and expenses whatsoever relating to all development on Section 16 from the date of the agreement forward. The interests earned by us under the agreement are subject to a 15% over-riding royalty interest for the Province of Alberta and an additional 3% over-riding royalty interest stipulated in an underlying agreement.

The 11-16 was drilled and cased on June 20, 2005 after intersecting three potential hydrocarbon pay zones, and the well was completed in late July, 2005. Following the testing program, third-party engineers reported that the well was projected to produce 500 to 600 Mcf (thousand cubic feet) gas per day as a stable production rate.

In October 2005 the pipeline route survey was completed and in November 2005 the Company advanced $146,799 (CAD $174,264) to the Operator of the 11-16 for the Company’s 51% pro-rata portion of the estimated cost to connect the 11-16 to the Altagas gathering system. On December 6, 2005, the Company announced the completion of the construction of the pipeline, and the 11-16 commenced commercial production on December 7, 2005. The Company’s pro-rata portion of net income (after royalties and operating expenses) from the 11-16 totalled $5,785 for the year ended February 28, 2006.

On October 17, 2005, an amendment to the Section 16 agreement was signed confirming that the Company has also earned a 49% working interest in three other sections (sections 9, 17, and 21) of the farmout lands near to Section 16 as a result of Blue Scorpion having completed the 11-16 well. The Company has the right and option, for thirty (30) days from rig release of the last earning well drilled on the farmout lands in which to elect in writing to the original farmor to drill an option well at a location of its choice on four pre-selected unearned sections of the farmout lands, which option well must be spudded by the Company no later than forty five (45) days after its election, subject to surface access, rig availability and regulatory approvals. The Company would be required to continuously and diligently drill the option well to contract depth and complete, cap or abandon same at our sole cost, risk and expense. Failure by the Company to elect to drill an option well shall be deemed to be an election to surrender our rights to drill an option well and to earn an interest in the unearned farmout lands.

In the event the Company elects to drill an option well, the Company will earn 21% of Blue Scorpion’s working interest if the option well is on Section 16 and 49% of Blue Scorpion’s working interest if the option well is on any of the other three sections, subject to the overriding royalty and rights of conversion reserved by the original farmor.

Empress Prospect: Section 15

On July 22, 2005, the Company executed a farm-in agreement with Blue Scorpion to acquire a 49% working interest in Section 15 of the Empress Project. Under the terms of the agreement, the Company will earn the 49% working interest by drilling one earning well on Section 15 and spudding the earning well not later than 30-days after the full execution of the agreement. The Company elected not to commence with the drilling of the well, thereby forfeiting its right to a 49% working interest. As at February 28, 2006, no amounts have been paid or capitalized by the Company with respect to section 15 of the Empress Project.

The Empress natural gas exploration project is located in eastern Alberta, Canada approximately 160 miles east of the City of Calgary. The surface consists of gently rolling farm and ranch land with year round access and an established production and equipment infrastructure.

The Bakken zone of the project has oil shows in Drill Stem Tests (D.S.T.) offsetting the land. Seismic indicates a Bakken high under the project. Seismic indicates a Banff limestone high under the license, overlying the Bakken high. This zone does not produce in the area but produces oil in other areas. The Colony sand has tested gas in the area. The Colony sand is above the Banff.

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

Due to the failure of James Bay and FNI to form Novaco, the Company elected not to exercise the Option and on October 3, 2005, the Company and James Bay signed a Mutual Release to terminate the Agreement. As at February 28, 2006, no amounts have been paid or capitalized by the Company with respect to the Strand Fiord Coal Project.

Bolloque Prospect

The Bolloque project is located 60 miles north of Edmonton, Alberta and is approximately 40% of the way to Lesser Slave Lake, Alberta.

On August 26, 2005, the Company entered into a farmout agreement with Salida Capital, Inc. (“Salida”), a private Nevada Corporation, to acquire the right to earn 49% of the interests that Salida can otherwise earn in six sections of the Bolloque Project located 60 miles due north of Edmonton, Alberta, Canada. Salida acquired its interest in the lands under a participation agreement, dated March 14, 2005, with Vega Resources Ltd. (“Vega”). Pursuant to the participation agreement, Salida can earn 100% of the interests that Vega has a right to earn in the lands, subject to a 3% gross overriding royalty reserved for Vega in the participation agreement.

Under the terms of the farmout agreement, the Company will earn the 49% working interest by drilling one test well on one of the sections comprising the farmout lands. If the Company fulfills its obligations with respect to the test well, the Company shall have the right to drill a like well (first option well) on any undrilled section of the farmout lands provided that written election is made to the original farmor within 45 days after the rig release date of the test well. If the Company elects to drill the first option well, drilling shall commence within 45 days of the written election to the original farmor to drill, subject to rig availability, regulatory approval and suitable surface access. In like manner, the Company shall have the continuing rolling option to elect to drill further option wells and earn on any undrilled section of the Farmout Lands on the same timing and earning basis as the first option well utilizing the rig release date of the then most immediately preceding earning well.

In August, 2005, the Company advanced $374,704 ($450,000 CAD) to the operator of the Bolloque oil play for the drilling and casing of the test well on Section 1 (the “7-1” well). In September, 2005, the 7-1 well was spudded and cased. The well reached a total depth of 1,055 metres (3,462 feet) and a suite of electronic logs was run. In December, 2005, the Company advanced $118,000 ($135,830 CAD) to the Operator of the 7-1 for the

completion of the well, and during the same quarter the Company paid an additional $7,412 of exploration costs with respect to the 7-1. A completion rig subsequently perforated and swab tested two zones, these being oil in the Leduc, and gas in the Wabamun Formations. The well was determined to be uneconomical, and the decision has been made to plug and abandon the well. Subsequent to the year ended February 18, 2006, the Company received a cash call for $50,637 ($58,112 CAD) from the Operator for the cost of abandoning the well. Total exploration costs of $591,751 have been written off, and as at February 28, 2006, no amounts have been capitalized by the Company with respect to Section 15 of the Empress Project.

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

Kansas Prospects Data Sharing Agreement

On August 10, 2005, the Company entered into a data sharing agreement with Silver Star Energy, Inc. and Fidelis Energy, Inc., as purchasers, and Blue Scorpion Energy Inc. (“Blue Scorpion”, formerly 1048136 Alberta Ltd.), a private Alberta company, as vendor, wherein the Company acquired an interest in data and the interpretation of that data and a 25% working interest in the use of the data to develop the lands about which the data was compiled. Blue Scorpion has a director in common with the Company.

Blue Scorpion purchased the data pursuant to an agreement with Wildes Exploration LLC dated June 5, 2005. The data was gathered by airborne surveys over lands in the State of Kansas that cover approximately 1,000,000 acres. The lands are located in central Kansas, covering parts of Ellsworth, Salina, McPherson, Reno, Harvey, Kingman, and Sedgwick counties.

The Company received a 25% interest and the other purchasers received their interests in consideration for the conduct and completion of development programs of the lands and payment for the following two expenses in proportion to each party’s interests in the data: 1) the costs of the acquisition, by way of leases or otherwise, of up to two sections of the lands selected by Blue Scorpion for drilling two initial wells; and 2) the costs of drilling and completing the initial two wells. The working interests of the initial two wells will be as follows: Cascade Energy, Inc. – 25%, Fidelis Energy, Inc. – 25%, Silver Star Energy, Inc. - 20%, and Blue Scorpion – 30%.

As at February 28, 2006, exploration costs totaling $67,857 have been incurred and capitalized by the Company with respect to the Kansas Prospect Data Sharing Agreement.

The data sharing agreement includes participation rights in a large data base that includes a geophysical survey covering approximately one million acres, located in central Kansas, covering parts of Ellsworth, Salina, McPherson, Reno, Harvey, Kingman, and Sedgwick counties.  Total cumulative oil production through 1999  from  these  counties  is more  than  978  million  barrels  of  oil.

The geophysical  survey  utilized RAM technology,  owned by Paramount  Energy Corp., which is a  geophysical  methodology  used to  highlight  oil and gas  deposits.  Unlike 2-D and 3-D seismic methods, which gather information based upon artificially induced sonic responses recorded at the surface, RAM technology identifies "unique bright spots" using its proprietary software to process certain aspects of the earth's magnetic field data.  Data is collected by a low flying aircraft equipped with specialized equipment and then analyzed by RAM software.  These "unique bright spot" anomalies can be correlated to near-surface alterations caused by the slow geochemical processes that occur over both oil and gas deposits.

The RAM technology is an indirect hydrocarbon indicator independent of structure so it a good tool in areas where seismic is not.  Since RAM data is collected from an aircraft, large acreage surveys can be acquired many times faster and many times less costly than   traditional   seismic.   That makes RAM an ideal first reconnaissance tool.

Several identified RAM anomalies interpreted within the survey area are believed to have hydrocarbon potential over multi-sections of lands that have never been tested with a drill bit.  Most nearby production within this region of the Central Kansas Platform produces from Mississippian age and older limestone rocks above the Arbuckle dolomite formation. Some of the accumulations of hydrocarbons are stratagraphically trapped and unrelated to structure and therefore not easily identifiable by traditional seismic.  The magnetic survey and interpretation of the region is of excellent quality.

The Central Kansas Platform covered by the survey and interpretation contains some of the most prolific production from shallow depths in that part of the country.  There are many established oil fields within the boundaries of the survey area. The survey indicates "bright spots" that could be hydrocarbon accumulations not yet discovered by traditional seismic or other older exploration technologies. Multiple prospects are expected to be generated after more extensive field tests.  Cascade and partners are proceeding to further evaluate the most prospective oil and gas targets for drilling utilizing complimentary geochemical and geophysical methodologies in their field-testing. The operator will then recommend leases for acquisition and the exploration program will commence.

Oil wells will be drilled to test the most promising prospects to the deepest known petroleum formation, the Arbuckle, generally less than 4000' in depth in the Central Kansas Platform.  Drilling costs have been estimated to be in the order of $200,000 for a cased and completed well.

Item 3.  Legal Proceedings.

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

Item 4.  Submission of Matters to a Vote of Security Holders.

None.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Cascade’s common stock is traded on the Over-the-Counter Bulletin Board under the symbol “CSCE”. The following table sets forth, for the periods indicated, the high and low bid prices of a share of common stock for the last year. The common stock commenced trading May 6, 2005.

	HIGH BID	LOW BID
2006
Quarter Ended May 31, 2005	$0.92	$0.60
Quarter Ended August 31, 2005	$1.12	$0.71
Quarter Ended November 30, 2005	$1.26	$0.21
Quarter Ended February 28, 2006	$0.40	$0.21
2005
Quarter Ended May 31, 2004	$0.00	$0.00
Quarter Ended August 31, 2004	$0.00	$0.00
Quarter Ended November 30, 2004	$0.00	$0.00
Quarter Ended February 28, 2005	$0.00	$0.00

The above quotations are taken from information provided by Yahoo Finance and reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not represent actual transactions.

Holders of Common Equity

At February 28, 2006, the Company had 26 shareholders of record, and an unknown number of additional holders whose stock is held in "street name".  The transfer agent of our common stock is Empire Stock Transfer.

Dividends

The Company has never paid a cash dividend on its Common Stock nor does it anticipate paying cash dividends on its Common Stock in the near future. It is the present policy of the Company not to pay cash dividends on the Common Stock but to retain earnings, if any, to fund growth and expansion. Any payment of cash dividends on the Common Stock in the future will be dependent upon the Company’s financial condition, results of operations, current and anticipated cash requirements, plans for expansion, as well as other factors the Board of Directors deems relevant.

The Company issued a stock dividend on April 28th, 2005 to those shareholders of record at the close of trading on December 8, 2004. The dividend was 8 shares for every 1 share owned.

Recent Sales of Unregistered Securities

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

On November 30, 2005, we entered into a securities purchase agreement with Cornell Capital Partners, LP (“Cornell”) for an aggregate purchase price of $3,500,000, of which we have issued (i) on November 30, 2005, a $1,750,000 secured convertible debenture, convertible into shares of our common stock, par value $0.001, (ii) on January 10, 2006, another $1,750,000 secured convertible debenture, convertible into shares of our common stock, par value $0.001, and (iii) a warrant to purchase an aggregate of 12,000,000 additional shares of our common stock at an exercise price of $0.2902 per share exercisable until November 30, 2010. Pursuant to the registration rights agreement entered into between our company and the investor, we agreed to file a registration statement registering the shares of our common stock issuable upon conversion of the convertible debentures and liquidated damages, and the shares of our common stock issuable upon the exercise of the warrants. The proceeds of the private placement will be used for general corporate purposes. We issued the securities to an accredited investor pursuant to exemptions from registration as set out in Rule 506 of Regulation D and/or Section 4(2) of the Securities Act of 1933, as amended. No advertising or general solicitation was employed in offering the securities.

On November 29, 2005, the Company issued 44,000,000 common shares as treasury stock that is being held as collateral as part of the convertible debenture with Cornell pending clearance of the SB-2 registration statement filed January 12, 2006. The shares were recorded at the market value of the stock on the date of issuance, which was $0.215 per share.

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

Item 6.  Plan of Operation

We are a junior exploration stage company that has not yet generated or realized material revenues from our business operations.

The Company is an exploration stage company engaged in the exploration and development of natural gas and oil properties in the province of Alberta, Canada, and in the United Stated. The Company’s primary objective is to acquire, discover, upgrade and expand North American energy reserves towards near-term production and cash flow, together with identifying and participating in exploration opportunities.

There is no assurance that a commercially viable reserves will be discovered on any of our properties, or that we will be able to identify any oil and gas resource on any of these properties that can be developed profitably. Even if we do discover commercially exploitable levels of resources on any of our properties, which is unlikely, there can be no assurance that we will be able to enter into commercial production.

Purchase of Significant Equipment

We do not anticipate the purchase or sale of any plant or significant equipment during the next twelve-month period.

Personnel Plan

We do not anticipate any significant changes in the number of employees during the next twelve-month period.

Off-Balance Sheet Arrangements

There are no off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to investors.

The following selected financial data should be read in conjunction with the audited Financial Statements and Notes thereto included in Item 8, with “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operation” and with other financial data included elsewhere in this Form 10-KSB. The Statements of Operations data for the year ended February 28, 2006 and the Balance Sheets data as of February 28, 2006 are derived from our audited financial statements included in Item 7 of this report, which have been audited by De Leon & Company, P.A.

The independent auditors’ report appearing elsewhere in this document contain disclosures that the Company’s losses and negative cash flows from operations raise concern about our ability to continue as a going concern. The financial statements and the selected financial data do not include any adjustments that might result from the outcome of that uncertainty.

Item 7.   Management’s Discussion and Analysis of Financial Condition and Results of Operation.

Forward-Looking Statements

This report contains forward-looking statements as that term is defined in the Private Securities Litigation Reform Act of 1995. These statements relate to future events or our future financial performance. In some cases, you can identify forward-looking statements by terminology such as “may”, “should”, “expects”, “plans”, “anticipates”, “believes”, “estimates”, “predicts”, “potential” or “continue” or the negative of these terms or other comparable terminology. These statements are only predictions and involve known and unknown risks, uncertainties and other factors, including the risks in the section entitled “Risk Factors”, that may cause our or our industry’s actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by these forward-looking statements.

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

Corporate Events

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

On February 2, 2004, Cascade entered into a share purchase agreement with Power Grow, Jason Bleuler and Nick Brusatore to acquire 100% of the issued and outstanding shares of voting stock of Power Grow. In consideration of the transfer of all of the outstanding shares of Power Grow, Cascade issued a total of 3,000,000 pre forward split shares of common stock to the two Power Grow shareholders of which 1,500,000 were issued to Jason Bleuler and 1,500,000 to Nick Brusatore. Mr. Bleuler was appointed to the board of directors of Cascade. Messrs. Bleuler and Brusatore remained on the board of directors of Power Grow. On February 29, 2004, Cascade acquired Power Grow, and Power Grow became its wholly-owned subsidiary.

On April 20, 2005 the Company announced a series of corporate developments. Mr. Sam Johal was appointed to the position of President, replacing Mr. Robert Hoegler, who remained on the Board of Directors of the Company. The Board of Directors also appointed Mr. Chris Foster to the positions of Chief Financial Officer, Secretary Treasurer, and Director. Messrs. Floyd Flaman and Nick Brusatore resigned as Directors of the Company. The new management team decided to change the direction of Company operations into the energy sector. Due to historically high prices for oil and gas, management believed that increased shareholder value would come from quality oil and gas projects that have a low risk, high rate of return and could provide the Company cash flow under favourable time frames.

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

On June 1, 2005, we disposed of our wholly owned subsidiary, Power Grow Systems Ltd., to Jason Bleuler and Nick Brusatore in consideration of Jason Bleuler and Nick Brusatore assuming all debts and liabilities of the company Power Grow Systems Ltd.

Effective July 31, 2005, Messrs. Robert Hoegler and Jason Bleuler resigned from the Board of Directors.

Effective September 6, 2005, Mr. Sam Johal resigned as President and Director of the Company, and Mr. William Marshall was appointed to the positions of President of the Company and Director. Mr. Marshall is a financial consultant with over 15 years of venture capital experience in private and public companies. With an extensive history in natural resource markets, Mr. Marshall brings a wealth of experience to the Company in the form of financings, corporate filings, management, and company structure from his duties with several public companies.  He has served on five public company boards as a director, with duties ranging from Chairman and President, to Chief Executive Officer and Corporate Secretary.

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

To date we have acquired initial working interests in the Coyote Creek gas prospect in the Sacramento basin of California, USA, the Empress gas and Bolloque oil prospects in Alberta, Canada, and a data sharing agreement respecting several prospective areas in the State of Kansas, USA. Working interests in the Empress, Bolloque and Kansas prospects all remain active, and we are reviewing the options for any potential continued exploration on the Coyote Creek prospect. An agreement to acquire an interest in the Strand Fiord coal project on Axel Heiberg Island in the Canadian Arctic was cancelled by the Company.

The Company is primarily in the business of acquiring and operating, as a working interest partner, smaller oil and gas leases, and exploratory oil and gas wells. The Company maintains relatively low overhead by contracting certain operating and investigative functions out to experienced, licensed geologists, geophysicists and private oil and gas operators.

Normally only those projects that are in close proximity to delivery systems such as pipelines or refineries will be pursued. Whereas there are large oil and gas fields that could be aggressively engaged, the management of the Company believes that the production required to warrant the investment into such capital intensive infrastructures is of greater risk than the Company is willing to bear at present, and the necessary capital for such is currently unavailable to the Company. Hence, in the near future, the Company will only pursue those projects that can be tied into pipelines or trucked from onsite storage facilities to proximate refineries with minimal costs involved.

Plan of Operation and Cash Requirements

We anticipate that we will expend approximately $2,125,000 during the twelve-month period ending February 28, 2006 to develop our current portfolio of properties, and for working capital. Our priorities are the identification of additional drill targets of the Empress Prospect and the analysis of the Kansas data for identification of potential lease acquisitions and subsequent drill targets. These expenditures are broken down as follows:

Major expenditures expected for the next 12 months include the following:

Exploration and drilling:	$1,000,000
Leasing:	125,000
Operating expenses:
General and administrative:	750,000
General working capital:	250,000
Total:	$2,125,000

Liquidity and Capital Resources

Cash and cash equivalents from inception have been insufficient to provide the operating capital necessary to operate the Company. The necessary capital to operate the Company was initially provided by the principals and founders of the Company in the form of both debt and capital stock issuances as set forth in the financial statements incorporated herein. The working capital necessary to operate the Company and provide for acquisition capital came from the proceeds of convertible debentures as previously disclosed.

As at February 28, 2006, we had working capital of $1,108,153and our cash on hand was $1,223,074 as at February 28, 2006.

During the year ended February 28, 2006, we expensed total exploration costs of $1,101,926 on our Coyote Creek and Bolloque prospects, and capitalized total exploration and development costs of $208,880 (net of amortization of $5,775) with respect to our Empress and Kansas prospects.

During the year ended February 28, 2006, we expensed exploration costs of $510,175 with respect to our Coyote Creek Project in California. This was primarily for drilling costs of the 5,000 foot natural gas test well drilled by the operator of the project. Gas shows were present on logs over significant intervals, but the sands did not contain sufficient permeability and porosity to produce gas at economic rates. The well has been plugged and abandoned, and we are reviewing the options for any potential continued exploration on the project.

During the year ended February 28, 2006, we expensed exploration costs of $591,751 with respect to our Bolloque Project located 60 miles due north of Edmonton, Alberta, Canada, for the drilling, casing and completion of the “7-1” exploratory well. Swab testing determined that the well is uneconomical, and the decision has been made to plug and abandon the well.

During the year ended February 28, 2006, the Company advanced $146,798 ($174,264 Canadian funds) to the Operator of the Company’s Empress Prospect 11-16 gas well. This represents the Company’s 51% pro-rata portion of the estimated cost to connect the 11-16 to the Altagas gathering system. On December 6, 2005, the Company announced the completion of the construction of the pipeline, and on December 7, 2005, the 11-16 commenced commercial production. The Company’s pro-rata portion of net income (after royalties and operating expenses) from the 11-16 totaled $5,785 for the year ended February 28, 2006.

During the year ended February 28, 2006, we capitalized costs totalling $67,857 with respect to our Kansas prospect for leasing and geological activities.

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

During the year ended February 28, 2006, the Company was advanced $953,241 pursuant to a convertible debenture. The debenture bears interest at 5% per annum and the principle and interest was convertible, at the holders’ discretion, into shares of common stock of the Company at $0.50 per share. The debenture was due and payable in full on or before June 15, 2006. On December 14, 2005, the Company extinguished this debenture by the payment of $974,968, including interest of $21,727.

On November 30, 2005, the Company executed two secured convertible debentures totaling $3,500,000. The debentures bear interest at 5% per annum and the principle and interest is convertible, at the holders’ discretion, into shares of common stock of the Company at the lower of $0.2902 per share or 80% of the lowest daily volume weighted average trading price per share for the five trading days prior to conversion, subject to adjustment pursuant to the anti-dilution provisions as set forth in the convertible debentures. The debentures will mature on November 30, 2008 and January 10, 2009 ($1,750,000 on each date, respectively). The Company has the right to redeem a portion or all amounts outstanding under this debenture prior to the maturity date provided that the closing bid price of the Company’s common shares is less than the fixed conversion price at the time of the redemption notice. The Company shall pay an amount equal to the principal amount being redeemed plus a redemption premium equal to 20% of the principal amount being redeemed and accrued interest. The purchaser of the convertible debentures also received 12,000,000 common share purchase warrants exercisable at $0.2902 per share until November 30, 2010. The first $1,750,000 debenture closed on November 30, 2005 wherein the Company received net proceeds of $1,435,000 on December 2, 2005. The remaining $1,750,000 debenture closed on January 10, 2006 wherein the Company received net proceeds of $1,575,000. The Company also entered in a pledge and escrow agreement dated November 30, 2005, whereby the Company agreed to irrevocably pledge 44,000,000 common shares of the Company’s security. These shares were issued into escrow in the Company’s name and will not be released unless the Company defaults on the debentures. At February 28, 2006, no value has been recorded for the shares, as the company has not defaulted on the debentures, thus not warranting a release of escrowed shares.

The receipt of net proceeds of $3,010,000 from the two secured convertible debentures totaling $3,500,000 provides the capital required to meet our immediate short-term needs, but does not provide the balance of our estimated funding requirements for the next twelve months. There can be no assurance that additional financing will be available to us when needed or, if available, that it can be obtained on commercially reasonable terms. If we are not able to obtain the additional financing on a timely basis, if and when it is needed, we will be forced to scale down or perhaps even cease the operation of our business.

Results of Operations

For the Year Ended February 28, 2006 Compared to the Year Ended February 28, 2005

Net Loss for the Period.

The Company has had only limited operations, and hasn’t yet realized any significant revenues from the sale of oil or gas from any of its prospective lands. The Company has realized a net loss from operations of $6,683,038 since inception. The majority of this loss is due to the recognition of a non-cash beneficial conversion expense of $4,341,216 and finance fees of $480,688 related to the convertible debenture issued to Cornell Capital Partners, LP, dry hole costs of $591,751 and $510,175 associated with the Company’s Bolloque and Coyote Creek prospects, respectively, and investor relations expense of $272,406. A gain from discontinued operations of $185,513 helped to offset this loss during the year ended February 28, 2006.

Operating Expenses. Operating expenses for the year ended February 28, 2006, totalled $768,831. Operating expenses consist primarily of investor relations, legal fees, and consulting fees. These three items total 84% of total operating expenses. Investor relations increased to $272,406 (36% of total operating expenses) for the year ended February 28, 2006. This was the result of the Company having executed an investor relations services agreement in June, 2005, at a rate of $10,000 per month. Legal fees increased to $195,688 (26% of total operating expenses). This was due to an increase in the number of transactions completed and increased operations by the Company. Consulting fees increased to $170,995 (22% of total operating expenses) for the year ended February 28, 2006, due to the implementation of a new compensation structure for the Officers and the Board of Directors.

The auditors' report on the Company's February 28, 2006 financial statements contains an explanatory paragraph that states that the Company has suffered losses and negative cash flows from operations that raise substantial doubt about the Company's ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

The Company has no financial instruments for trading purposes, or derivative or other financial instruments with off balance sheet risk. The fair value of all financial instruments at February 28, 2006 is not materially different from their carrying value.

To February 28, 2006, substantially all revenues are incurred in Canadian dollars and cash costs have been realized in both United States dollars and in Canadian dollars and as such, are subject to material foreign currency exchange rate risk. To date, the Company has not entered into foreign currency contracts to hedge against foreign currency risks between the Canadian dollar or other foreign currencies and our reporting currency, the United States dollar.

Item 8. Financial Statements and Supplementary Data.

CASCADE ENERGY INC.

(An Exploration Stage Company)

Audited Financial Statements

(Expressed in U.S. Dollars)

February 28, 2006

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and

Stockholders of CASCADE ENERGY, INC.

We have audited the accompanying balance sheet of CASCADE ENERGY, INC. (an Exploration Stage Company) as of February 28, 2006, and the related statements of income, stockholders’ equity, and cash flows for the period from March 1, 2005 to May 31, 2005 and for the period from June 1, 2005 (inception) to February 28, 2006. These financial statements are the responsibility of the company’s management. Our responsibility is to express an opinion on these financial statements based on our audits. The statements of operations, stockholders’ deficit, and cash flows for the year ended February 28, 2005, which were audited by other auditors whose report has been furnished to us, and our opinion, insofar as it relates to the amounts included for the year ended February 28, 2005 is based solely on the report of other auditors.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, based on our audits and the report of other auditors, the financial statements referred to above present fairly, in all material respects, the financial position of CASCADE ENERGY, INC. (an Exploration Stage Company) as of February 28, 2006 and 2005, and the results of its operations and its cash flows for the years then ended and for the period from June 1, 2005 (inception) to February 28, 2006 in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company has suffered recurring losses from operations and has a net capital deficiency. These items raise substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

De Leon & Company, P.A.

Pembroke Pines, Florida

March 24, 2006

A PARTNERSHIP OF INCORPORATED PROFESSIONALS	AMISANO HANSON
CHARTERED ACCOUNTANTS

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders of

Cascade Energy, Inc.

We have audited the statements of operations, cash flows and stockholders’ equity (deficiency) of Cascade Energy, Inc. for the year ended February 28, 2005. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States of America). Those standards require that we plan and perform an audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management as well as evaluating the overall financial statement presentation. We believe that our audit provide a reasonable basis for our opinion.

In our opinion, these financial statements referred to above present fairly, in all material respects, the results of Cascade Energy, Inc.’s operations and its cash flows and the changes in stockholders’ equity (deficiency) for the year ended February 28, 2005 in conformity with accounting principles generally accepted in the United States of America.

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

Vancouver, Canada	“Amisano Hanson”
April 20, 2005	Chartered Accountants

750 West Pender Street, Suite 604	Telephone: 604-689-0188
Vancouver Canada	Facsimile: 604-689-9773
V6C 2T7	E-MAIL: amishan@telus.net

CASCADE ENERGY, INC.

(AN EXPLORATION STAGE COMPANY)

BALANCE SHEET

(Stated in US Dollars)

February 28,
ASSETS	2006

Current
Cash	$1,223,074
Accounts receivable	5,784
Prepaids	52,500
Due from related parties – Note 4	672
Total current assets	1,282,030

Fixed Assets – Note 2	2,252
Oil and Gas Properties – Note 3	208,880

Total assets	$$1,493,162

LIABILITIES AND STOCKHOLDERS’ DEFICIENCY
Current
Accounts payable and accrued liabilities – Note 4	$$173,877
Due to related parties – Note 4	-
Total current liabilities	173,877

Non-Current
Convertible debenture payable – Note 6	2,541,534
Interest payable – Note 6	33,322
Beneficial conversion liability – Note 6	5,356,916
7,931,772

Total liabilities	8,105,649

STOCKHOLDERS’ DEFICIENCY

Capital stock – Notes 6 and 9
Preferred stock, $0.001 par value, 5,000,000 shares authorized Common stock, $0.001 par value, 200,000,000 shares authorized
93,150,000 common shares issued, 49,150,000 outstanding (February 28, 2005: 72,800,000)	93,150
Treasury stock issued (2006 - 44,000,000; 2005 – Nil)	(9,460,000)
Additional paid-in capital	9,521,950
Accumulated deficit	(84,549)
Accumulated deficit during the exploration stage	(6,683,038)

Total stockholders’ deficiency	(6,612,487)

Total liabilities and stockholders’ deficiency	$$1,493,162

CASCADE ENERGY, INC.

(AN EXPLORATION STAGE COMPANY)

STATEMENTS OF OPERATIONS

for the year ended February 28, 2005

and for the period from March 1, 2005 to May 31, 2005

and for the period from June 1, 2005 (inception) through February 28,2006

(Stated in US Dollars)

		June 1, 2005
		(Date of
	Period from	Inception of
	March 1, 2005 Year Ended	Exploration Stage)
	To May 31, February 28	to February 28,
	2005	2005	2006)

Revenue	$ -	$ -	$ 11,181

Production Costs	-	-	5,396
	-	-	5,785
Expenses
Accounting and audit fees	3,204	44,231	40,339
Advertising and promotion	-		28,050
Amortization	-	-	6,429
Bad debts	-	-	5,132
Bank charges and interest	63	54	1,834
Consulting fees – Note 4	-	8,000	170,995
Filing and listing fees	772	3,112	9,756
Foreign exchange (gain) loss	-	789	(514)
Investor relations	-	-	272,406
Legal fees	-	8,380	195,688
Meals and entertainment	-	-	2,329
Office and general	-	319	5,660
Rent – Note 4	-	3,600	1,225
Transfer agent fees	585	1,000	1,561
Travel	-	-	27,941
	(4,624)	(69,485)	(768,831)

Loss before other items	(4,624)	-	(763,046)

Other items
Beneficial conversion expense	-	-	(4,341,216)
Exploration costs – Note 3	-	-	(1,101,926)
Interest expense and Finance fees	-	-	(480,688)
Interest income	-	-	3,838
	-	-	(5,919,992)

Loss from continuing operations	(4,624)	(69,485)	(6,683,038)
Gain (loss) from discontinued operations – Note 8	185,513	(174,839)	-
Net income (loss)	$ 180,889	$ (244,324)	$ (6,683,038)

Basic and diluted loss per share – continuing operations	$ 0.00	$ 0.00	$ (.12)

Basic and diluted loss per share – discontinued operations	$ 0.00	$ 0.00	$ (.12)

Weighted average number of common shares outstanding	72,848,904	72,800,000	58,251,644

The weighted average number of shares used excludes common stock equivalents since such amounts would cause an antidilutive effect.

CASCADE ENERGY, INC.

(AN EXPLORATION STAGE COMPANY)

STATEMENTS OF CASH FLOWS

for the years ended February 28, 2006 and 2005

and for the period from June 1, 2005 (inception) to February 28, 2006

(Stated in US Dollars)

			June 1, 2005
			(Date of
			Inception of
	Years ended		Exploration Stage
	February 28,	February 28,	to February 28,
	2006	2005	2006)

Operating Activities
Net loss for the period	$ (6,683,038)	$ (69,485)	$ (6,683,038)
Net loss from continuing operations	(4,624)
Non-cash items:
Amortization	5,775	-	5,775
Depreciation	654		654
Change in non-cash working capital items related to operations:
Accounts receivable	(5,784)	-	(5,784)
Beneficial conversion liability	5,356,916	-	5,356,916
Discount to convertible debenture	(958,466)		(958,466)
Increase in interest payable	33,322	-	33,322
Prepaid expenses and deposits	(52,500)	-	(52,500)
Advance receivable	5,998	(5,998)	5,998
Accounts payable and accrued liabilities	150,649	12,896	147,313
Decrease in due to related parties	(7,644)	-	(9,422)

Cash flows used in operating activities	(2,158,742)	(62,587)	(2,159,232)

Financing Activities
Increase in due from related parties	(671)	7,644	(671)
Proceeds from convertible debenture payable	3,500,000	-	3,500,000
Proceeds from share issuance	100,000	-	100,000

Cash flows provided by (used in) financing activities	3,599,329	7,644	3,599,329

Investing Activities
Purchase of fixed assets	(2,906)	-	(2,906)
Purchase of oil and gas properties	(214,655)	-	(214,655)

Cash flows provided by (used in) investing activities	(217,561)	-	(217,560)

Decrease in cash from discontinued operations		(2,192)	(555)

Increase (decrease) in cash during the period	1,223,026	(57,135)	1,221,982

Cash, beginning of the period	48	57,183	1,092

Cash, end of the period	$ 1,223,074	$ 48	$ 1,223,074

Supplemental disclosure of cash flow information
Cash paid for:
Interest	$ 60,350	$ 542	$ 60,288

Income taxes	$ -	$ -	$ -

CASCADE ENERGY, INC.

(AN EXPLORATION STAGE COMPANY)

STATEMENT OF STOCKHOLDERS’ EQUITY (DEFICIENCY)

For the period December 23, 2003 to February 28, 2006

And for the period from June 1, 2005 (inception) through February 28, 2006

(Stated in US Dollars)

							Accumulated
							Deficit
							During
							Exploration
					Accumulated		Stage
					Other		(June 1,
			Additional		Compre-	Accumu-	2005) To
	Common Stock		Paid-in	Treasury	hensive	lated	February
	Number*	Par Value	Capital	Stock	Loss	Deficit	28, 2006	Total

Issuance of common stock for cash – at $0.000125	40,800,000	$40,800	$(35,700)	$-	$-	$-	$-	$ 5,100

Issuance of common stock for acquisition of Power Grow System Ltd.–at 0.00125	24,000,000	24,000	(21,000)	-	-	-	-	3,000

Issuance of common stock for cash – at $0.00625	8,000,000	8,000	42,000	-	-	-	-	50,000

Net loss for the period	-	-	-	-	-	(10,441)	-	(10,441)

Balance, February 29, 2004	72,800,000	72,800	(14,700)	-	-	(10,441)	-	47,659

Other comprehensive loss for the year	-	-	-	-	(10,673)	-	-	(10,673)

Net loss for the year	-	-	-	-	-	(244,324)	-	(244,324)

Balance, February 28, 2005	72,800,000	$72,800	$(14,700)	-	$(10,673)	$(254,765)	-	$ (207,338)

Cancellation of common stock issued from acquisition of Power Grow System Ltd.– at $0.001 June 30, 2005	(24,000,000)	(24,000)	21,000	-	-	-	-	(3,000)

Issuance of common stock for cash – at $0.30 net of issuance cost	350,000	350	99,650	-	-	-	-	100,000

Issuance of treasury stock – at $0.215	44,000,000	44,000	9,416,000	(9,460,000)	-	-	-	-

Net loss from continuing operations	-	-	-	-	-	(4,624)	(6,683,038)	(6,687,662)
Net loss from discontinued operations	-	-	-	-	10,673	174,840	-	185,513

Balance, February 28, 2006	93,150,000	$93,150	$9,521,950	$(9,460,000)	$-	$(84,549)	$(6,683,038)	$(6,612,487)

* The common stock issued, par value of common stock, and additional paid-in capital have been retroactively restated to reflect a forward split of 8 new shares for 1 old share effective on April 28, 2005.

CASCADE ENERGY, INC.

(AN EXPLORATION STAGE COMPANY)

NOTES TO THE FINANCIAL STATEMENTS

February 28, 2006

(Stated in US Dollars)

Note 1	Nature and Continuance of Operations

The Company is in the business of exploring and developing oil and gas properties in Alberta, Canada and in Kansas and California, United States of America (Note 3). The Company is a public company, having filed an SB2 Registration Statement with the United States Securities and Exchange Commission during the year ended February 28, 2005, whose shares trade on the OTC Bulletin Board.

At February 28, 2006, the Company has working capital of $1,149,151, but has incurred losses since inception totalling $7,685,055 and has yet to achieve profitable operations. The Company’s ability to continue as a going concern is dependent on raising additional capital to fund future operations and ultimately to attain profitable operations. Accordingly, these factors raise substantial doubt as to the Company’s ability to continue as a going concern. These financial statements do not give affect to adjustments that would be necessary to the carrying values and classification of assets and liabilities should the Company be unable to continue as a going concern. Management plans to continue to provide for its capital needs during the year ended February 28, 2007 by the development of its properties, by issuing equity securities or by pursuing alternative financing.

The Company was incorporated on December 23, 2003 in the State of Nevada and has adopted February 28 as its fiscal year end.

Note 2	Summary of Significant Accounting Policies

Cash

For purposes of the statement of cash flows, the Company considers all investment instrument purchased with a maturity of three months or less to be cash equivalents. At February 28, 2006 the Company had uninsured demand deposits in banks of $1,123,026 in excess of the $100,000 insurance limit.

Change in Reporting Entity

On May 31, 2005 the Company sold it’s Power Growth System Ltd. (“PGS”) which it had acquired in February 29, 2004. The sale resulted in the discontinuance of the hydroponics operations of the Company and the effects are recorded as discontinued operations in the financial statements. As a result of such sale the Company ceased to have any subsidiaries and no longer reports as a consolidated group.

Accounting Estimates

These financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America. Because a precise determination of many assets and liabilities is dependent upon future events, the preparation of financial statements for a period necessarily involves the use of estimates which have been made using careful judgement. Actual results may differ from these estimates.

The financial statements, in management’s opinion, have been properly prepared within reasonable limits of materiality and within the framework of the significant accounting policies summarized below:

Cascade Energy, Inc.

(An Exploration Stage Company)

Notes to the Financial Statements

February 28, 2006

(Stated in US Dollars) – Page 2

Financial Instruments

The carrying values of the Company’s financial instruments, consisting of cash, accounts receivable, due from related parties, accounts payable and note payable approximate their fair value due to the short maturity of such instruments. Unless otherwise noted, it is management’s opinion that the Company is not exposed to significant interest, currency or credit risks arising from these financial instruments.

a)	Credit Risk:

The Company maintains the majority of its cash balances with one financial institution, in the form of demand deposits. For accounts receivable, the Company estimates, on a continuing basis, the probable losses and provides a provision for losses based on the estimated realizable value.

b)	Foreign Currency Risk:

The Company is exposed to fluctuations in foreign currencies through its operations in the United States. The Company monitors this exposure, but has no hedge positions. As at February 28, 2006, the Company had cash totalling $1,223,074 (2005:  $48) held in US dollars.

Fixed Assets

Fixed Assets are stated at cost. Amortization is calculated on a declining-balance basis at the following rates:

Asset	Rate
Computer hardware	45%

Maintenance and repairs are charged to operations; betterments are capitalized. The cost of fixed assets sold or otherwise disposed of and the accumulated amortization thereon is eliminated from the fixed asset and related accumulated amortization accounts, and any resulting gain or loss is credited or charged to income.

Amortization expense for the years ended February 28, 2006 and 2005 was $6,429 and $Nil, respectively.

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

Cascade Energy, Inc.

(An Exploration Stage Company)

Notes to the Financial Statements

February 28, 2006

(Stated in US Dollars) – Page 3

Note 2	Summary of Significant Accounting Policies – (cont’d)

Basic and Diluted Loss Per Share

The Company reports basic loss per share in accordance with the FAS No. 128, “Earnings Per Share”. Basic loss per share is computed using the weighted average number of shares outstanding during the period. Instruments that can be converted to common stock have not been included in the fully diliuted computations since the result would be antidilutive.

Oil and Gas Activities - Successful Efforts Method of Accounting

On April 4, 2005, the FASB adopted FASB Staff Position FSP FAS 19-1 that amends Statement of Financial Accounting Standards No. 19 (FAS 19), Financial Accounting and Reporting by Oil and Gas Producing Companies, to permit the continued capitalization of exploratory well costs beyond one year if (a) the well found a sufficient quantity of reserves to justify its completion as a producing well and (b) the entity is making sufficient progress assessing the reserves and the economic and operating viability of the project.

The Company accounts for its crude oil exploration and natural gas development activities utilizing the successful efforts method of accounting. Under this method, costs of productive exploratory wells, development dry holes and productive wells and undeveloped leases are capitalized. Oil and gas lease acquisition costs are also capitalized. Exploration costs, including personnel costs, certain geological and geophysical expenses and delay rentals for oil and gas leases, are charged to expense as incurred. Exploratory drilling costs are initially capitalized, but charged to expense if and when the well is determined not to have found reserves in commercial quantities. The sale of a partial interest in a proved property is accounted for as a cost recovery and no gain or loss is recognized as long as this treatment does not significantly affect the unit-of-production amortization rate. A gain or loss is recognized for all other sales of producing properties. During the year $1,078,487 was charged to exploration expense for dry hole costs.

The application of the successful efforts method of accounting requires managerial judgment to determine that proper classification of wells designated as developmental or exploratory which will ultimately determine the proper accounting treatment of the costs incurred. The results from a drilling operation can take considerable time to analyze and the determination that commercial reserves have been discovered requires both judgment and industry experience. Wells may be completed that are assumed to be productive and actually deliver oil and gas in quantities insufficient to be economic, which may result in the abandonment of the wells at a later date. Wells are drilled that have targeted geologic structures that are both developmental and exploratory in nature and an allocation of costs is required to properly account for the results. Delineation seismic incurred to select development locations within an oil and gas field is typically considered a development cost and capitalized, but often these seismic programs extend beyond the reserve area considered proved and management must estimate the portion of the seismic costs to expense. The evaluation of oil and gas leasehold acquisition costs requires managerial judgment to estimate the fair value of these costs with reference to drilling activity in a given area. Drilling activities in an area by other companies may also effectively condemn leasehold positions.

Cascade Energy, Inc.

(An Exploration Stage Company)

Notes to the Financial Statements

February 28, 2006

(Stated in US Dollars) – Page 4

Note 2	Summary of Significant Accounting Policies – (cont’d)

Oil and Gas Activities - Successful Efforts Method of Accounting – (cont’d)

The successful efforts method of accounting can have a significant impact on the operational results reported when the Company is entering a new exploratory area in hopes of finding an oil and gas field that will be the focus of future development drilling activity. The initial exploratory wells may be unsuccessful and will be expensed. Seismic costs can be substantial which will result in additional exploration expenses when incurred.

Revenues

The Company recognizes oil and gas revenue from its interests in producing wells as oil and gas   is produced and sold from those wells. Oil and gas sold is not significantly different from the Company’s share of production. Revenues from the purchase, sale and transportation of natural gas are recognized upon completion of the sale and when transported volumes are delivered.    Shipping and handling costs in connection with such deliveries are included in production costs. Revenue under carried interest agreements is recorded in the period when the net proceeds become receivable, measureable and collection is reasonably assured. The time the net revenues become receivable and collection is reasonably assured and depends on the terms and conditions of the relevant agreements and the practices followed by the operator. As a result, net revenues may lag the production month by one or more months.

New Accounting Standards

Management does not believe that any recently issued but not effective accounting standards if currently adapted could have a material affect on the accompanying financial statements.

Note 3	Oil and Gas Properties

The Company entered into agreements to acquire interests in various unproven oil and gas properties as follows:

Coyote Creek Prospect, California, USA

On May 6, 2005, by an assignment agreement, the Company acquired a 33.075% working interest in certain mineral leases situated in Tehama County, California, referred to as the Coyote Creek Prospect. As consideration for this assignment, the Company assumed complete responsibility for the performance of all obligations of the assignor with respect to the farm-out agreement in which the assignor purchased its 67.5% working interest in the Coyote Creek Prospect. These obligations included $510,175 in geologic, geophysical, administration, land fee, dry hole drilling costs, and plugging and abandonment costs. Drilling completed in August 2005 proved that the well was uneconomical, and the entire $510,175 was allocated to exploration costs. Consequently, no amounts have been capitalized by the Company with respect to the Coyote Creek Prospect as at February 28, 2006.

Cascade Energy, Inc.

(An Exploration Stage Company)

Notes to the Financial Statements

February 28, 2006

(Stated in US Dollars) – Page 5

Note 3	Oil and Gas Properties - (cont’d)

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

Due to the failure of James Bay and FNI to form Novaco, the Company elected not to exercise the Option and during the quarter ended November 30, 2005, the Company and James Bay mutually agreed to terminate the Agreement (Note 9). As at February 28, 2006, no amounts have been paid or capitalized by the Company with respect to the Strand Fiord Coal Project.

Empress Project, Alberta, Canada

“Option Lands” (Sections 5, 6 and 7), Empress Project, Alberta, Canada

On May 19, 2005, the Company executed a farm-in agreement (the “Agreement”) with Blue Scorpion Energy Inc. (“Blue Scorpion”, formerly “1048136 Alberta Ltd.”), a private Alberta company, to acquire a 49% working interest in the Crown P&NG rights of Sections 5, 6, and 7 (the “Option Lands”) of the Empress Project, located in eastern Alberta, Canada. Under the terms of the Agreement, the Company will earn the 49% working interest in each of three sections of the project by drilling, casing and completing one exploratory gas well in each section.

The Company elected not to commence with the drilling of the Option Lands, thereby forfeiting its right to a 49% working interest in these properties. As at February 28, 2006, no amounts have been paid or capitalized by the Company with respect to the Option Lands of the Empress Project.

“Farmout Lands” (Sections 16, 9, 17, and 21), Empress Project, Alberta, Canada

On June 30, 2005, the Company executed a farm-in agreement (the “Agreement”) with Blue Scorpion Energy Inc. (“Blue Scorpion”, formerly “1048136 Alberta Ltd.”), a private Alberta company, to acquire a 21% working interest in Section 16 of the Empress Project, located in eastern Alberta, Canada, including the 11-16-24-2W4M well (“11-16”). Under the terms of the Agreement, the Company will earn the 21% working interest by agreeing to pay the Grantor’s portion (51%) of all additional costs and expenses whatsoever relating to all development on Section 16 from the date of the Agreement forward. The interests earned by the Company under the agreement are subject to a 15% over-riding royalty interest for the original farmor of the property and an additional 3% over-riding royalty interest stipulated in an underlying agreement.

Cascade Energy, Inc.

(An Exploration Stage Company)

Notes to the Financial Statements

February 28, 2006

(Stated in US Dollars) – Page 6

Note 3	Oil and Gas Properties - (cont’d)

In November, 2005, the Company advanced $146,798 and capitalized such amounts ($174,264 Canadian funds) to the Operator of the 11-16. This represents the Company’s 51% pro-rata portion of the cost to connect the 11-16 to the Altagas gathering system. On December 6, 2005, the Company announced the completion of the construction of the pipeline, and the 11-16 commenced commercial production on December 7, 2005.

An amendment to the Agreement signed during the quarter ended November 30, 2005, confirms that the Company has also earned a 49% working interest in three other sections of the Farmout Lands (sections 9, 17, and 21) as a result of the Grantor having completed one well on Section 16 (Note 9).

“Farmout Lands” (Sections 16, 9, 17, and 21) Empress Project, Alberta, Canada - (cont’d)

In the event the Company elects to drill an Option Well, the Company will earn 21% of the Grantor’s Working Interest if the Option Well is on Section 16 and 49% of the Grantor’s Working Interest if the Option Well is on any of the other three Sections, subject to the Overriding Royalty and rights of conversion reserved by the original farmor.

Section 15, Empress Project, Alberta, Canada

On July 22, 2005, the Company executed a farm-in agreement (the “Agreement”) with Blue Scorpion Energy Inc. (“Blue Scorpion”, formerly “1048136 Alberta Ltd.”), a private Alberta company, to acquire a 49% working interest in Section 15 of the Empress Project, located in eastern Alberta, Canada. Under the terms of the Agreement, the Company will earn the 49% working interest by drilling one Earning Well on Section 15 and spudding the Earning Well not later than 30-days after the full execution of the Agreement. The Company elected not to commence with the drilling of the well, thereby forfeiting its right to a 49% working interest. As at February 28, 2006, no amounts have been paid or capitalized by the Company with respect to Section 15 of the Empress Project.

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

During the year ended February 28, 2006, $67,857 of exploration costs have been incurred and capitalized by the Company with respect to the Kansas Prospect Data Sharing Agreement.

Cascade Energy, Inc.

(An Exploration Stage Company)

Notes to the Financial Statements

February 28, 2006

(Stated in US Dollars) – Page 7

Note 3	Oil and Gas Properties - (cont’d)

Bolloque Prospect, Alberta, Canada

On August 26, 2005, the Company executed a farm-in agreement (the “Agreement”) with a private company (the “Grantor”) to acquire the right to earn 49% of the interests that the Grantor can otherwise earn in the “Farmout Lands”, six sections of the Bolloque Project located 60 miles due north of Edmonton, Alberta, Canada.

Under the terms of the Agreement, the Company will earn the 49% working interest by drilling one Test Well. In August, 2005, the Company advanced $374,704 ($450,000 Canadian funds) to the Operator of the property to finance the drilling of the Test Well. In December, 2005, the Company advanced $118,000 ($135,830 Canadian funds) to the Operator of the 7-1 for the completion of the well, and during the quarter ended February 28, 2006, the Company paid an additional $7,412 of exploration costs with respect to this well. The well was determined to be uneconomical and an accrual of $50,637 was recorded at February 28, 2006, for the abandonment of the well. Total cost of the well of $550,753 was allocated to exploration costs. Consequently, no amounts have been capitalized by the Company with respect to the Bolloque Prospect as at February 28, 2006.

Note 4	Related Party Transactions

During the year ended February 28, 2006 the Company incurred consulting fees of $127,977 (2005 - $45,028 included in loss from discontinued operations) paid or accrued to directors of the Company.

During the year ended February 28, 2006, the Company incurred rent of $1,693 (2005 - $5,994 included in loss from discontinued operations) charged by a former director and a company with a director that is a former director of the Company.

These charges were measured by the exchange amount which is the amount agreed upon by the transacting parties.

Included in accounts payable at February 26, 2006 is $Nil (February 28, 2005 - $6,577) owing to former directors of the Company and to companies with directors that are former directors of the Company. Due from related parties at February 28, 2006, is $672 (February 28, 2005 - $7,644) comprised of $306 owing to directors for out-of-pocket expenses paid on behalf of the Company and $978 advanced to a director of the Company for travel expenses.

The amounts due to related parties represent advances and unpaid charges due to directors of the Company or to companies with directors in common with the Company and such advances are unsecured, non-interest bearing and have no specific terms of repayment.

Note 5	Income Taxes

As at February 28, 2006 and 2005 the Company has non-capital losses and undepreciated capital cost of approximately $ 6,683,038 and $ 69,485, respectively, which can be carried forward for tax purposes and are available to reduce taxable income of future years. The non-capital losses expire commencing in 2006 through 2010.

Cascade Energy, Inc.

(An Exploration Stage Company)

Notes to the Financial Statements

February 28, 2006

(Stated in US Dollars) – Page 8

Note 5	Income Taxes (continued)

The tax effect of temporary differences that give rise to the Company’s deferred tax assets are as follows:
	2005	2006
Undepreciated capital cost of capital assets over their net book value	$ 6,683,038	$ 69,485
Estimated tax loss carryforward	2,272,233	23,625
Less: valuation allowance	(2,272,233)	(23,625)
	-	-
The valuation allowance reflects the realization of the tax assets is unlikely.

Note 6	Convertible Debentures

On June 15, 2005, the Company executed three secured convertible debentures for a total of $3,000,000. The debentures bear interest at 5% per annum and the principle and interest is convertible, at the holders’ discretion, into shares of common stock of the Company at $0.50 per share. The debentures are due and payable in full on or before June 15, 2006. As at November 30, 2005, $508,336 has been advanced directly to the operator of the Coyote Creek Prospect (Note 3), $374,704 has been advanced directly to the operator of the Bolloque Project (Note 3), and $70,000 has been advanced for sundry amounts, for a total advanced of $953,040. This debenture was closed during the quarter ended November 30, 2005, and interest of $20,402 accrued as at November 30, 2005. The other two debentures were cancelled during the quarter ended November 30, 2005, as the Company has elected to pursue alternative sources of financing.

On November 30, 2005, we entered into a securities purchase agreement with Cornell Capital for an aggregate purchase price of $3,500,000, of which we have issued (i) on November 30, 2005, a $1,750,000 secured convertible debenture, convertible into shares of our common stock, par value $0.001, (ii) on January 10, 2006, another $1,750,000 secured convertible debenture, convertible into shares of our common stock, par value $0.001, and (iii) a warrant to purchase an aggregate of 12,000,000 additional shares of our common stock at an exercise price of $0.2902 per share exercisable until November 30, 2010.

The secured convertible debenture is convertible into shares of our common stock at any time by dividing the dollar amount being converted by the lower of $0.2902 or 80% of the lowest volume weighted average trading price per share of our common stock for five trading days immediately preceding the conversion date. The interest on the convertible debenture shall accrue on the outstanding principal balance at a rate of 5% per annum. As at February 28, 2006 $33,322 has been charged as an interest expense.

The Warrants to purchase 12,000,000 of the Company’s common stock will expire on November 30, 2010. The exercise price of the warrant is $0.2902 and an exercise period of five years. The Company accounts for the fair value of these outstanding warrants to purchase common stock and the conversion feature of its convertible notes in accordance with SFAS No. 133 "Accounting For Derivative

Cascade Energy, Inc.

(An Exploration Stage Company)

Notes to the Financial Statements

February 28, 2006

(Stated in US Dollars) – Page 9

Note 6	Convertible Debentures – (cont’d)

Instruments And Hedging Activities" and EITF Issue No. 00-19 "Accounting For Derivative Financial Instruments Indexed To And Potentially Settled In A Company's Own Stock" which requires the Company to bifurcate and separately account for the conversion feature and warrants as embedded derivatives contained in the Company's convertible notes.

Pursuant to SFAS No. 133, the Company bifurcated the fair value of the conversion feature from the convertible notes, since the conversion feature was determined to not be clearly and closely related to the debt host. In addition, since the effective registration of the securities underlying the conversion feature is an event outside of the control of the Company, pursuant to EITF Issue No. 00-19, the Company recorded the fair value of the conversion feature as a long-term liability as it was assumed that the Company would be required to net-cash settle the underlying securities.

The value of the warrants have been calculated using the Black–Scholes method as of the date of grant based on the following assumptions: an average risk free rate of 3.25; a dividend yield of 0.00%; an average volatility factor of the expected market price of the Company’s common stock of 348% for 2005; and an expected life of 5 years.

In addition, 4,812,130 warrants have been issued (2,406,065 each to H.C. Wainwright & Co., Inc. and 1st SB Partners, Ltd.), and, 12,000,000 warrants have been issuer to Cornel Capital Partners, LP., each exercisable at $0.2902 with terms of 5 years from November 30, 2005. The value of these warrants have also been calculated using the Black–Scholes method as of the date of grant based on the following assumptions: an average risk free rate of 3.25; a dividend yield of 0.00%; an average volatility factor of the expected market price of the Company’s common stock of 348%; and an expected life of 5 years.

The Company is required to carry these embedded derivatives on its balance sheet at fair value and unrealized changes in the values of these embedded derivatives are reflected in the consolidated statement of operation as "Gain (loss) on value of warrants and conversion feature”.

The Company bifurcated the debenture and based on a 12% discount to maturity is amortizing a discount of $958,466 in interest expense to maturity.

Beneficial conversion expense of the debenture was calculated by the Company based upon the difference between the market price of shares of the Company’s stock as of the date of issuance and the conversion price applicable to the convertible debentures.

WARRANTS
Cornell Capital Partners, LP	$(3,152,642.98)
H.C. Wainwright	(594,225.95)
1st SB Partners Ltd.	(594,225.95)
TOTAL BENEFICIAL CONVERSION EXPENSE	$(4,341,094.88)

Cascade Energy, Inc.

(An Exploration Stage Company)

Notes to the Financial Statements

February 28, 2006

(Stated in US Dollars) – Page 10

Note 7	Discontinued Operations

On June 1, 2005, the Company executed an Acquisition/Disposition Agreement (the “Agreement”) whereby the Company agreed to dispose of 100% of the issued and outstanding shares in the common stock of its wholly-owned subsidiary, Power Grow Systems Ltd., to its two original shareholders in consideration of the purchasers delivering to the Company share certificates, accompanied by duly executed Irrevocable Powers of Attorney to transfer the share certificates, representing a total of 3,000,000 (pre-forward split, 24,000,000 post-forward split) common shares in the capital of the Company registered and beneficially owned by the purchasers. In conjunction with the closing of the agreement on June 1, 2005, Power Grow Systems Ltd. will assume all current and future liabilities, tangible and intangible assets, intellectual and proprietary information relating to the hydroponics plant growing equipment operation.

The net loss on disposal was determined as follows:

Proceeds on disposal of subsidiary	$ 3,000

Net assets of subsidiary:
Cash	501
Accounts receivable	5,639
Inventory	6,893
Accounts payable	(101,249)
Due to related parties	(92,489)
Due to Cascade Energy, Inc.	(5,998)
Loan payable	(5,870)
(192,573)

Net gain on disposal of subsidiary	$ 195,573

The consolidated balance sheets include the following amounts related to the discontinued operations of the subsidiary.

Cascade Energy, Inc.

(An Exploration Stage Company)

Notes to the Financial Statements

February 28, 2006

(Stated in US Dollars) – Page 11

Note 7	Discontinued Operations

	February 28, 2006	February 28, 2005

Accounts receivable	$ -	$ 10,568
Inventory	-	6,809
Current assets of discontinued operations	$ -	$ 17,377

Bank overdraft	$ -	$ 9,501
Accounts payable	-	104,776
Due to related parties	-	62,805
Due to Cascade Energy, Inc.	-	5,998
Loan payable	-	16,810

Current liabilities of discontinued operations	$ -	$ 99,890

Accumulated other comprehensive loss from discontinued operations	$ -	$ 10,673

Cascade Energy, Inc.

(An Exploration Stage Company)

Notes to the Financial Statements

February 28, 2006

(Stated in US Dollars) – Page 12

Note 8	Statement of Cash Flows and Operations from Discontinued Operations of Power Grow System Ltd.

Cash flows from discontinued operations are as follows:

	Year ended
	February 28,
	2006	2005

Cash flows used in operating activities
Gain (Loss) from discontinued operations	$ 185,513	$ (174,839)
Items not affecting cash:
Gain on disposal of subsidiary	(195,573)	-
Write off Goodwill		90,152
Changes in non-cash working capital items:
Accounts receivable	4,929	25,073
Prepaid	-	636
Inventory	(84)	5,652
Accounts payable	(3,527)	29,740

Cash used in operating activities	(8,742)	(23,586)

Cash flows used by financing activities
Bank overdraft	(9,501)	9,501
Loan payable	(10,940)	6,855
Due to related parties	29,684	9,712
Due to Cascade Energy, Inc.	-	5,998
Cash provided by financing activities	9,243	32,066

Effect of foreign exchange rate changes on cash	-	(10,673)

Increase (decrease) in cash from discontinued operations prior to disposal	501	(2,192)

Cash balance of subsidiary on disposal	(501)	-

Increase (decrease) in cash from discontinued operations during the period	$ -	$ (2,192)

Cascade Energy, Inc.

(An Exploration Stage Company)

Notes to the Financial Statements

February 28, 2006

(Stated in US Dollars) – Page 13

STATEMENTS OF OPERATIONS

FROM DISCONTINUED OPERATIONS OF POWER GROW SYSTEM LTD.

for the years ended February 28, 2006 and 2005

(Stated in US Dollars)

	Year Ended
	February 28,
	2006	2005

Sales	$ 70,077	$ 189,139

Cost of sales	54,063	128,614

Gross profit	16,014	60,526

Expenses
Accounting and audit fees	1,610	3,299
Advertising	6,315	16,172
Auto expenses	1,899	12,789
Bad debt (recovery)	(11,402)	16,115
Bank charges and interest	1,609	6,697
Consulting fees – NOTE 4	13,585	48,732
Investor relations	-	2,358
Legal fees	1,084	736
Office and general	1,722	8,525
Rent – NOTE 4	1,695	15,956
Salaries and benefits	237	3,107
Telephone	-	8,577
Travel	3,354	2,150

	(23,794)	(145,213)

Loss before the following	(7,780)	(84,687)
Write off of Goodwill		(90,152)
Foreign currency translation adjustment	(2,280)	-
Gain on disposal of subsidiary – Note 7	195,573	-

Gain (loss) from discontinued operations	$ 185,513	$ (174,839)

Note 9	Capital Stock

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

Cascade Energy, Inc.

(An Exploration Stage Company)

Notes to the Financial Statements

February 28, 2006

(Stated in US Dollars) – Page 14

The Company's capitalization is 200,000,000 common shares, with a par value of $0.001 per share and 5,000,000 preferred shares with a par value of $0.001 per share.

Note 9	Capital Stock (continued)

On June 1, 2005, the Company disposed of 100% of the issued and outstanding shares in the common stock of its wholly-owned subsidiary, Power Grow Systems Ltd., in consideration of the debts and liabilities being assumed.

During the quarter ended September 30, 2005, the Company returned to treasury and cancelled 24,000,000 (post-forward split) common shares in its capital stock.

On November 22, 2005, the Company closed a private placement consisting of 350,000 units at a price of $0.30 per unit for gross proceeds of $105,000. Each unit consists of one common share and one non-transferable common share purchase warrant exercisable for a period of twenty-four months from the date of closing at an exercise price of $0.60. The Company issued the securities to thirteen non U.S. persons (as that term is defined in Regulation S of the Securities Act of 1933) in an offshore transaction relying on Regulation S and/or Section 4(2) of the Securities Act of 1933.received $105,000 in share subscription proceeds for 350,000 units of a private placement financing. A finder’s fee of $5,000 was paid to a senior officer and director of the Company with respect to this private placement.

On November 29, 2005, the Company issued 44,000,000 common shares as treasury stock held as collateral on the convertible debenture. The shares were recorded at the market value of the stock on the date of issuance, which was $0.215 per share.

Note 10	Commitments and Contingencies

On February 1, 2006, the Company entered into consulting agreements with three independent consultants to consult with the Company with respect to the Company’s business and strategic planning and to assist the Company’s President and Board of Directors on an as-requested basis. In consideration for their services, each consultant will be issued 2,000,000 common shares of the Company. The agreements are for a one-year term ending on February 1, 2007, subject to termination as provided in the agreements. All of the 6,000,000 common shares will be registered under a registration statement on Form S-8, filed in March, 2006, at an estimated price of $0.30 per common share. None of the shares under these agreements have been issued as at February 28, 2006.

Cascade Energy, Inc.

(An Exploration Stage Company)

Notes to the Financial Statements

February 28, 2006

(Stated in US Dollars) – Page 15

Note 11	Oil and Gas Activities

As of February 28, 2006, the Company had net revenues of $5,785 from the Empress property.

In December of 2005, the Company completed the tie-in of the pipeline for the first Empress Gas Well in Alberta, Canada. The Well has been in production for three months now.

Property	Reserve	Revenue	Amortization	Capitalized Costs	Dry Hole

Empress	Proved	$ 5,785	$ 5,775	$ 141,023	$ -
Kansas	Unproved	-	-	67,857	-
Bolloque	Expensed	-	-	-	591,751
Coyote Creek	Expensed	-	-	-	510,175

		$ 5,785	$ 5,775	$ 208,880	$1,108,153

The reserve information presented below is based on reports prepared by independent petroleum engineers, Chapman Petroleum Engineering Ltd., for the proved property, Empress.

The information is presented in accordance with regulations prescribed by the Securities and Exchange Commission and based on Reserve definitions found in Rule 4-10(a) of Regulation S-X. Reserve estimates are inherently imprecise.

Proved oil and gas reserves are the estimated quantities of crude oil, natural gas and gas liquids which geological and engineering data demonstrate with reasonable certainty to be recoverable in future years from known reservoirs under existing economic and operating conditions, ie., prices and costs as of the date the estimate is made. Prices include consideration of changes in existing prices provided only by contractual arrangements, but not on escalations based upon future conditions.

Reservoirs are considered proved if economic producibilty is supported by either actual production or conclusive formation test. The area of a reservoir considered proved includes (A) that portion delineated by drilling and defined by gas-oil and/or oil-water contacts, if any; and (B) the immediately adjoining portions not yet drilled, but which can be reasonably judged as economically productive on the basis of available geological and engineering data. In the absence of information on fluid contacts, the lowest known structural occurrence of hydrocarbons controls the lower proved limit of the reservoir.

Cascade Energy, Inc.

(An Exploration Stage Company)

Notes to the Financial Statements

February 28, 2006

(Stated in US Dollars) – Page 16

Note 11	Oil and Gas Activities (cont’d)

Summary of Company Reserves (Unaudited)
Proved Developed	OIL MSTB		SALES GAS MMscf		NGL Mbbls
	Gross	Net	Gross	Net	Gross	Net

Empress Detrital	-	-	6	3	-	-
Empress Viking	-	-	90	48	-	-

	-	-	96	51	-	-

The standardized measure of discounted future net cash flows, related to the above oil and gas reserves, is calculated in accordance with the requirements of SFAS No 69. Estimated future cash inflows from production are computed by applying year-end prices for oil and gas to year-end quantities of estimated proved reserves. Adjustment in this calculation for future price changes is limited to those required by contractual arrangements in existence at the end of each reporting period. Future development and production costs are those estimated future expenditures necessary to develop and produce year-end proved reserves based on year-end cost indices, assuming continuation of year end economic conditions. Estimated future income taxes are calculated by applying appropriate year-end statutory tax rates. These rates reflect allowable deductions and tax credits and are applied to estimated future pre-tax cash flows, less the tax bases of related assets. Discounted future net cash flows have been calculated using a 10% discount factor. Discounting requires a year-by-year estimate of when future expenditures will be incurred and when reserves will be produced.

The information provided in tables set out below does not represent management's estimate of the Company's expected future cash flows or of the value Company's proved oil and gas reserves. Estimates of proved reserves quantities are imprecise and change over time, as new information becomes available. Moreover, probable and possible reserves, which may become proved in the future, are excluded from the calculations. The arbitrary valuation prescribed under SFAS No.69 requires assumptions as to the timing and the amount of future development and production costs. The calculations should not be relied upon as an indication of the Company's future cash flows or of the value of its oil and gas reserves.

Cascade Energy, Inc.

(An Exploration Stage Company)

Notes to the Financial Statements

February 28, 2006

(Stated in US Dollars) – Page 17

Note 11	Oil and Gas Activities (cont’d)

	(Unaudited)	(Unaudited)
	2006	2005
Future cash inflows	$ 45,000	$ -
Future production and development costs	(22,000)	-
Future income tax expenses	-	-
Future net cash flows	23,000	-
Less effect of a 10% discount factor	(2,300)	-
Discounted future net cash flows	20,700	-

Principal sources of changes in standardized measure of discounted future net cash flows:

	(Unaudited)	(Unaudited)
	2006	2005
Discounted present value as at beginning of year	$ -	$ -
Sales and transfers of oil and gas, net of production costs	(5,775)	-
Changes in future development costs	-	-
Extensions and discoveries and revisions, net of future production and development costs	26,475	-
Accretion of discount	-	-
Standardized measure, end of period	20,700	-

Costs incurred in Oil and Gas Acquisition, Exploration and Development:

	(Unaudited)	(Unaudited)
	2006	2005
Development costs	$ 146,798	$ -
Exploration costs	1,101,926	-
Acquisition costs
Proved	-	-
Unproved	67,857	-
	$ 1,316,581	$ -

Note 12	Non-Cash Activities

During the year ended February 28, 2006, the Company recognized a beneficial conversion expense of $5,356,916 related to a convertible debenture (see Note 6) issued to Cornell Capital Partners, LP and the associated warrants issued.

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.

None.

Item 9A. Controls and Procedures.

As required by Rule 13a-15 under the Securities Exchange Act of 1934, as of the end of the period covered by this report, being February 28, 2006, we have carried out an evaluation of the effectiveness of the design and operation of our company’s disclosure controls and procedures. This evaluation was carried out under the supervision and with the participation of our company’s management, including our company’s president and our chief financial officer. Based upon that evaluation, our company’s president and our chief financial officer concluded that our company’s disclosure controls and procedures are effective as at the end of the period covered by this report. There have been no significant changes in our internal controls over financial reporting that occurred during our most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect our internal controls over financial reporting.

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

PART III

Item 10.  Directors and Executive Officers of the Registrant

All directors of our company hold office until the next annual meeting of the stockholders or until their successors have been elected and qualified. The officers of our company are appointed by our board of directors and hold office until their death, resignation or removal from office. Our directors and executive officers, their ages, positions held, and duration as such, are as follows:

Name	Position Held with the Company	Age	Date First Elected or Appointed
William Scott Marshall	President and Director	46	September 6, 2005
Dane Brown	V.P. Corporate Development and Director	33	November 25, 2005
Chris Foster	Director	39	April 21, 2005
Gordon Samson	Chief Financial Officer and Director	47	January 31, 2006

Business Experience

The following is a brief account of the education and business experience of each director, executive officer and key employee during at least the past five years, indicating each person’s principal occupation during the period, and the name and principal business of the organization by which he was employed.

William Scott Marshall, President, Chief Executive Officer and Director

Mr. Marshall is a financial consultant with over 15 years of venture capital experience in private and public companies. From 2000 to 2003, Mr. Marshall was a self-employed venture capital consultant providing management and financial consulting services primarily to small and medium-sized natural resource exploration and development entities. In June 2005, Mr. Marshall was reappointed as President and Director of Fidelis Energy, Inc., a public oil and gas developer and producer, where he previously served as President and Director for the June 2003 to February 2004 period. Mr. Marshall currently also serves as President of Blue Scorpion Energy Ltd. (since May 2003), a private oil and gas developer and producer, and as President of Stormlight Consulting (since December 2003), a private venture capital consulting service. With an extensive history in natural resource markets, Mr. Marshall brings a wealth of experience to Cascade in the form of financings, corporate filings, management, and company structure from his duties with several public companies. Mr. Marshall was responsible for bringing the Alberta properties to Cascade.

Dane Brown, V.P. Corporate Development and Director

Mr. Brown has work experience in film and commercial productions to business administration. He has assisted a number of publicly reporting companies in British Columbia, namely Horse Power Holdings Ltd., a financial consulting/film industry company, where he is the President; has been an investor relations consultant to First Goldwater Resources Inc. from April 1 to July 1, 2001; Condor Gold Fields Inc. from February 1 to April 1, 2001; and Habanero Resources Inc. where he served as Vice President of Corporate Development during the period December 2000 to May 2003. In November of 2004, he obtained a diploma in Business Administration from the Capilano College in North Vancouver, BC.

Chris Foster, Director

Mr. Foster was also our Chief Financial Officer from April 21, 2005 to November 25, 2005.

Mr. Foster is a seasoned financial professional with a proven track record in accounting, financial analysis and administration. From November 2000 to July 2005, Mr. Foster was employed as a senior accountant at Pacific Opportunity Capital Ltd., a venture capital firm facilitating IPO’s and conducting financial and administrative management for primarily development stage resource companies. Prior to that, from February 1996 to November 2000, Mr. Foster was employed as an Accountant for a chartered accounting firm located in British Columbia. Mr. Foster received his professional accounting designation from the Certified General Accountants Association in 2003, and holds a diploma in Financial Management from the British Columbia Institute of Technology.

Gordon Samson, Chief Financial Officer and Director

Mr. Samson is an accredited accountant with approximately 20 years of experience in the financial arena.  From April 1997 to March 2000, Mr. Samson was an Account Manager and Investment Advisor with Global Securities Corporation and provided controller services to a variety of publicly held companies.  From March 2000 to November 2000, Mr. Samson was a Controller and Consultant for American Resource Managements Consultant, Ltd. and provided CFO services to several companies.  During that time, Mr. Samson was on the Board of Directors of Manu Forti Group, Inc. (OTCBB - "MNFG"), Data Fortress Systems Group, Ltd. (OTCBB - "DFGRF") and CYOP Systems International, Inc. (OTCBB - "CYOI") among others.  From November 2000 to April 2001, Mr. Samson was a Corporate Finance Associate with Moore Consulting Services, Inc. and provided operational, due diligence, and business plan services for corporate and business sponsor use.  Subsequent to that time, Mr. Samson has provided contract CFO services to a variety of companies.

Family Relationships

There are no family relationships among our directors or officers.

Involvement in Certain Legal Proceedings

Our directors, executive officers and control persons have not been involved in any of the following events during the past five years:

1.	any bankruptcy petition filed by or against any business of which such person was a general partner or executive officer either at the time of the bankruptcy or within two years prior to that time;
2.	any conviction in a criminal proceeding or being subject to a pending criminal proceeding (excluding traffic violations and other minor offences);
3.

being subject to any order, judgment, or decree, not subsequently reversed, suspended or vacated, of any court of competent jurisdiction, permanently or temporarily enjoining, barring, suspending or otherwise limiting his involvement in any type of business, securities or banking activities; or

4.

being found by a court of competent jurisdiction (in a civil action), the Commission or the Commodity Futures Trading Commission to have violated a federal or state securities or commodities law, and the judgment has not been reversed, suspended, or vacated.

Item 11.  Executive Compensation.

The particulars of compensation paid to the following persons:

•	our chief executive officer;
•

each of our four most highly compensated executive officers who were serving as executive officers at the end of the year ended February 28, 2006, and whose total salary and bonus exceeds $100,000 per year; and

•

any additional individuals for whom disclosure would have been provided under (b) but for the fact that the individual was not serving as our executive officer at the end of the most recently completed financial year, who we will collectively refer to as the named executive officers, of our three most recently completed fiscal years ended February 28, 2006, are set out in the following summary compensation table.

SUMMARY COMPENSATION TABLE
		Annual Compensation			Long Term Compensation (1)
					Awards		Payouts
Name and Principal Position	Year	Salary	Bonus	Other Annual Compen- sation (1)	Securities Underlying Options/ SARs Granted	Restricted Shares or Restricted Share Units	LTIP Payouts	All Other Compen- sation
Robert Hoegler President and Director(2)	2006 2005 2004	$0 $0 $0	Nil Nil Nil	Nil Nil Nil	0 0 0	0 0 0	Nil Nil Nil	Nil Nil Nil
Floyd Flaman Chief Financial Officer and Director(3)	2006 2005 2004	$0 $0 $0	Nil Nil Nil	Nil Nil Nil	0 0 0	0 0 0	Nil Nil Nil	Nil Nil Nil
Sam Johal President and Director(4)	2006	$0	Nil	Nil	0	0	Nil	Nil
Chris Foster Director(5)	2006	$42,977	Nil	Nil	0	0	Nil	Nil
William Marshall President and Director	2006	$52,000	Nil	Nil	0	0	Nil	Nil
Dane Brown Vice President Corporate Development, Secretary Treasurer and Director	2006	$24,000	Nil	Nil	0	0	Nil	Nil
Gordon A. Samson Chief Financial Officer and Director	2006 2005 2004	$9,000	Nil	Nil	0	0	Nil	Nil

(1) The value of perquisites and other personal benefits, securities and property for the Named Executive Officers that do not exceed the lesser of $50,000 or 10% of the total of the annual salary and bonus is not reported herein.

(2)	Robert Hoegler resigned as President on April 21, 2005.
(3)	Floyd Flaman resigned as CFO on April 21, 2005.
(4)	Sam Johal resigned as President on September 6, 2005.
(5)	Chris Foster resigned as CFO and Secretary Treasurer on November 25, 2005.

Stock Options and Stock Appreciation Rights

During the year ended February 28, 2006, we did not grant any stock options to any of our executive officers.

Aggregated Option/SAR exercises in Last Fiscal Year and Fiscal Year-End Option/SAR Values

Name	Shares Acquired on Exercise (#)	Aggregate Value Realized	Number of Securities Underlying Unexercised Options/SARs at FY-End (#) Exercisable / Unexercisable		Value of Unexercised In-the -Money Options/SARs at FY- end ($) Exercisable / Unexercisable
			Exercisable	Unexercisable	Exercisable	Unexercisable
N/A	Nil	Nil	Nil	Nil	N/A	N/A

Compensation of Directors

Except as noted below, we have no formal plan for compensating our directors for their service in their capacity as directors, although such directors are expected in the future to receive stock options to purchase common shares as awarded by our board of directors or (as to future stock options) a compensation committee which may be established. Directors are entitled to reimbursement for reasonable travel and other out-of-pocket expenses incurred in connection with attendance at meetings of our board of directors. Our board of directors may award special remuneration to any director undertaking any special services on our behalf other than services ordinarily required of a director.

Employment Contracts and Termination of Employment and Change in Control Arrangements

We have no plans or arrangements in respect of remuneration received or that may be received by our executive officers to compensate such officers in the event of termination of employment (as a result of resignation, retirement, change of control) or a change of responsibilities following a change of control, where the value of such compensation exceeds $60,000 per executive officer.

On January 1, 2006, we entered into a consulting agreement with Dane Brown, our Vice President, Corporate Development and one of our directors, wherein we have agreed to pay him a monthly fee of $8,000 per month as well as reasonable out-of-pocket expenses incurred in performing the duties described in Schedule “A” of the agreement. The agreement commences January 1, 2006 and terminates December 31, 2006, and will automatically renew for an additional one year unless otherwise stipulated.

On January 1, 2006, we entered into a consulting agreement with Scott Marshall, our President and one of our directors, wherein we have agreed to pay him a monthly fee of $15,000 per month as well as reasonable out-of-pocket expenses incurred in performing the duties described in Schedule “A” of the agreement. The agreement commences January 1, 2006 and terminates December 31, 2006, and will automatically renew for an additional one year unless otherwise stipulated.

On January 1, 2006, we entered into a consulting agreement with Chris Foster, one of our directors, wherein we have agreed to pay him a monthly fee of $6,500 per month as well as reasonable out-of-pocket expenses incurred in performing the duties described in Schedule “A” of the agreement. The agreement commences January 1, 2006 and terminates December 31, 2006, and will automatically renew for an additional one year unless otherwise stipulated.

On January 1, 2006, we entered into a consulting agreement with Gord Samson, our Chief Financial Officer and one of our directors, wherein we have agreed to pay him a monthly fee of $4,500 per month as well as reasonable out-of-pocket expenses incurred in performing the duties described in Schedule “A” of the agreement. The agreement commences January 1, 2006 and terminates December 31, 2006, and will automatically renew for an additional one year unless otherwise stipulated.

Pension, Retirement or Similar Benefit Plans

There are no arrangements or plans in which we provide pension, retirement or similar benefits for directors or executive officers. We have no material bonus or profit sharing plans pursuant to which cash or non-cash compensation is or may be paid to our directors or executive officers, except that stock options may be granted at the discretion of the Board of Directors or a committee thereof.

Item 12.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table sets forth, as of April 3, 2006, certain information with respect to the beneficial ownership of our common stock by each stockholder known by us to be the beneficial owner of more than 5% of our common stock and by each of our current directors and executive officers. Each person has sole voting and investment power with respect to the shares of common stock, except as otherwise indicated. Beneficial ownership consists of a direct interest in the shares of common stock, except as otherwise indicated.

Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership	Percentage of Class(1)
William Scott Marshall 5151 E. Broadway, Suite 1600 Tucson, AZ 85711	17,000,000	34.6%
Dane Brown 3164 Mountain Highway North Vancouver, BC V7K 2H5	Nil	Nil
Chris Foster #3106-1408 Strathmore Mews Vancouver, BC V6Z 3A9	3,000,000	6.1%
Gordon Samson Suite 900, 9595 Wilshire Blvd. Beverly Hills, CA 90212	Nil	Nil
Directors and Officers (as a group)	20,000,000	40.7%

(1)            Based on 49,150,000 shares issued and outstanding as of April 3, 2006 and, as to a specific person, shares issuable pursuant to the exercise of share purchase warrants exercisable within 60 days.

Changes in Control

We are unaware of any contract or other arrangement the operation of which may at a subsequent date result in a change of control of our company.

Item 13. Certain Relationships and Related Transactions.

Other than as listed below, we have not been a party to any transaction, proposed transaction, or series of transactions in which the amount involved exceeds $60,000, and in which, to our knowledge, any of our directors, officers, five percent beneficial security holder, or any member of the immediate family of the foregoing persons has had or will have a direct or indirect material interest.

Our President and one of our directors, William Scott Marshall, is also the Managing Director of Blue Scorpion Energy Inc., a private Alberta company, and is the President and a director of Fidelis Energy, Inc. We have entered into the following agreements with Fidelis Energy, Inc. and/or Blue Scorpion Energy Inc:

- On June 1, 2005, we executed a farm-in agreement with Blue Scorpion to acquire a 49% working interest in Sections 5, 6, and 7 of the Empress Project, in Alberta, Canada. Under the terms of the Agreement, we would have earned a 49% working interest in each of the three (3) sections by drilling, casing and completing one exploratory gas well in each section. Well spacing in Alberta allows only one well per section. We elected not to commence with the drilling of these sections, thereby forfeiting our right to a 49% working interest in these properties.

- On June 30, 2005, we entered into an agreement with Blue Scorpion to acquire a 21% working interest in section 16 of the Empress Project, including the 11-16-24-2W4M well (the “11-16”). Under the terms of the agreement, we will earn the 21% working interest by paying all additional costs and expenses whatsoever relating to all development on Section 16 from the date of the agreement forward. An amendment to the section 16 agreement was signed subsequent to the quarter ended August 31, 2005, confirming that we have also earned a 49% working interest in three other sections (sections 9, 17, and 21) of the farmout lands near to section 16 as a result of Blue Scorpion having completed the 11-16 well. In the event we elect to drill an option well, we will earn 21% of the Blue Scorpion’s working interest if the option well is on Section 16 and 49% of Blue Scorpion’s working interest if the option well is on any of the other three sections.

- On July 22, 2005, we executed a farm-in agreement with Blue Scorpion to acquire a 49% working interest in Section 15 of the Empress Project. Under the terms of the agreement, we would have earned the 49% working interest by drilling one earning well on section 15 and spudding the earning well not later than 30-days after the full execution of the agreement. We elected not to commence with the drilling of the well, thereby forfeiting our right to a 49% working interest.

- On August 10, 2005, we entered into a data sharing agreement with Silver Star Energy, Inc. and Fidelis Energy, Inc., as purchasers, and Blue Scorpion, as vendor, wherein we acquired an interest in data and the interpretation of that data and a 25% working interest in the use of the data to develop the lands about which the data was compiled. Blue Scorpion purchased the data pursuant to an agreement with Wildes Exploration LLC dated June 5, 2005. The data was gathered by airborne surveys over lands in the State of Kansas that cover approximately 1,000,000 acres. We received a 25% interest and the purchasers received their interests in consideration for the conduct and completion of development programs of the lands and payment for the following two expenses in proportion to each party’s interests in the data: 1) the costs of the acquisition, by way of leases or otherwise, of up to two sections of the lands selected by Blue Scorpion for drilling two initial wells; and 2) the costs of drilling and completing the initial two wells. The working interests of the initial two wells will be as follows: Cascade Energy, Inc. – 25%, Fidelis Energy, Inc. – 25%, Silver Star Energy, Inc. - 20%, and Blue Scorpion – 30%.

Item 14. Principal Accounting Fees and Services.

The following table sets forth the fees billed to the Company for professional services rendered by the Company's principal accountant, for the years ended February 28, 2006 and February 28, 2005:

Services	2006	2005
Audit fees	$53,500	$ 32,126
Audit related fees	-	-
Tax fees	-	-
All other fees	-	-

Total fees	$53,500	$ 32,126

Audit Fees. Consists of fees billed for professional services rendered for the audits of our financial statements, reviews of our interim consolidated financial statements included in quarterly reports, services performed in connection with filings with the Securities & Exchange Commission and related comfort letters and other services that are normally provided by the Company’s principal accountant in connection with statutory and regulatory filings or engagements.

Tax Fees. Consists of fees billed for professional services for tax compliance, tax advice and tax planning. These services include assistance regarding federal, state and local tax compliance and consultation in connection with various transactions and acquisitions.

Audit Committee Pre-Approval of Audit and Permissible Non-Audit Services of Independent Auditors

The Audit Committee is to pre-approve all audit and non-audit services provided by the independent auditors. These services may include audit services, audit-related services, tax services and other services as allowed by law or regulation. Pre-approval is generally provided for up to one year and any pre-approval is detailed as to the particular service or category of services and is generally subject to a specifically approved amount. The independent auditors and management are required to periodically report to the Audit Committee regarding the extent of services provided by the independent auditors in accordance with this pre-approval and the fees incurred to date. The Audit Committee may also pre-approve particular services on a case-by-case basis.

The Audit Committee pre-approved 100% of the Company’s 2004 audit fees, audit-related fees, tax fees, and all other fees to the extent the services occurred after May 6, 2004, the effective date of the Securities and Exchange Commission’s final pre-approval rules.

PART IV

Item 15.  Exhibits and Reports on 8-K.

Exhibits required by Item 601 of Regulation S-B

The following documents are filed herewith or have been included as exhibits to previous filings with the Commission and are incorporated herein by this reference:

(A)	Exhibits

Exhibit No.	Exhibit
3.1	Articles of Incorporation
3.2	Bylaws
3.3	Articles of Amendment
14.1	Code of Business Conduct and Ethics
31.1	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
(B)	Plan of Purchase, Sale, Reorganization, Arrangement, Liquidation or Succession

2.1           Agreement dated February 2, 2004 among Pro-Tech Holdings Ltd. Power Grow System Ltd., Jason Bleuler and Nick Brusatore (incorporated by reference from our Registration Statement on Form SB-2 filed on May 19, 2004).

2.2           Acquisition/Disposition Agreement dated June 30, 2005 among Pro-Tech Holdings Ltd., Power Grow System Ltd., Jason Bleuler and Nick Brusatore (incorporated by reference from our Current Report on Form 8-K filed on July 22, 2005).

(C)	Reports on Form 8-K
1.	On May 12, 2005 the Company filed a Form 8-K relating to the purchase of a 49% working interest in certain mineral leases (Coyote Creek) located in Tehama County, Ca., USA.
2.	On June 20, 2005 the Company filed a Form 8-K relating to the acquisition of a 49% working interest in the Empress Project, Alberta, Canada.
3.	On July 6, 2005 the Company filed a Form 8-K relating to the execution of three secured convertible debentures issued to international investors totalling $3,000,000.
4.	On September 9, 2005 the Company filed a Form 8-K relating to the resignation and appointment of certain directors.
5.

On October 3, 2005, the Company filed a Form 8-K relating to (i) the acquisition of the right to earn 21% of the rights to a particular section of land of the Empress Project, Alberta, Canada; and (ii) the signing of a data sharing agreement whereby the Company acquired an interest in data and the interpretation of that data and a 25% working interest in the use of the data to develop the lands located in Central Kansas, USA, about which the data was compiled.

6.

On October 18, 2005 the Company filed a Form 8-K relating to the acquisition of the right to earn a 49% working interest in certain lands in the Bolloque Prospect, located in the Province of Alberta, Canada.

7.	On December 21, 2005 the Company filed a Form 8-K relating to the closing of a private placement consisting of 350,000 units at a price of $0.30 per unit for gross proceeds of $105,000.
8.

On November 22, 2005 the Company filed a Form 8-K relating to the resignation of Mr. Chris Foster as the Company’s Chief Financial Officer and Secretary Treasurer, and the addition of Mr. Dane Brown as a new member of the Board of Directors.

9.

On December 21, 2005 the Company filed a Form 8-K relating to the Company having entered into a securities purchase agreement with an institutional investor for an aggregate purchase price of $3,500,000, and the related issuance of the first of two $1,750,000 secured convertible debentures.

10.

On January 10, 2006 the Company filed a Form 8-K relating to the issuance to an institutional investor of the second of two $1,750,000 secured convertible debentures, and a warrant to purchase an aggregate of 12,000,000 additional shares of our common stock at an exercise price of $0.2902 per share exercisable until November 30, 2010, relating to the private placement that was originally announced in our Form 8-K filed on December 21, 2005.

11.

On January 23, 2006 the Company filed a Form 8-K relating to the signing of consulting agreements with Scott Marshall, a director and President of the Company, Dane Brown, a director and the Company’s Vice President Corporate Development, and Chris Foster, a director of the Company.

12.	On February 17, 2006 the Company filed a Form 8-K relating to the appointment of Gordon Samson as our Chief Financial Officer and to our Board of Directors.
13.	On March 7, 2006 the Company filed a Form 8-K relating to the decision to engage new auditors as our independent accountants to audit our financial statements.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CASCADE ENERGY, INC.

By: /s/ Scott Marshall

Scott Marshall,

President and Director

(Principal Executive Officer)

Date: June 14, 2006

By: /s/ Gordon Samson

Gordon Samson,

Chief Financial Officer and Director

Date: June 14, 2006

By: /s/ Chris Foster

Chris Foster,

Director

Date: June 14, 2006

By: /s/ Dane Brown

Dane Brown,

Vice President, Corporate Development, and Director

Date: June 14, 2006