Form 10KSB/A
period 2006-02-28
CASCADE ENERGY, INC.
filed 2006-06-30
CIK 1290504

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-KSB/A

Amendment No. 1

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

In August, 2005, the Company advanced $374,704 ($450,000 CAD) to the operator of the Bolloque oil play for the drilling and casing of the test well on Section 1 (the “7-1” well). In September, 2005, the 7-1 well was spudded and cased. The well reached a total depth of 1,055 metres (3,462 feet) and a suite of electronic logs was run. In December, 2005, the Company advanced $118,000 ($135,830 CAD) to the Operator of the 7-1 for the

completion of the well, and during the same quarter the Company paid an additional $7,412 of exploration costs with respect to the 7-1. A completion rig subsequently perforated and swab tested two zones, these being oil in the Leduc, and gas in the Wabamun Formations. The well was determined to be uneconomical, and the decision has been made to plug and abandon the well. Subsequent to the year ended February 18, 2006, the Company received a cash call for $91,635 ($101,769 CAD) from the Operator for the cost of abandoning the well. Total exploration costs of $591,751 have been written off, and as at February 28, 2006, no amounts have been capitalized by the Company with respect to Section 15 of the Empress Project.

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

During the year ended February 28, 2006, the Company advanced $146,798 ($174,264 Canadian funds) to the Operator of the Company’s Empress Prospect 11-16 gas well. This represents the Company’s 51% pro-rata portion of the estimated cost to connect the 11-16 to the Altagas gathering system. On December 6, 2005, the Company announced the completion of the construction of the pipeline, and on December 7, 2005, the 11-16 commenced commercial production. The Company’s pro-rata portion of net income (after royalties and operating expenses) from the 11-16 totaled $11,181 for the year ended February 28, 2006.

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

March 24, 2006, except for Note 13, as to which date is June 25, 2006.

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

Vancouver, Canada	/s/ Amisano Hanson
April 20, 2005	Chartered Accountants

750 West Pender Street, Suite 604	Telephone: 604-689-0188
Vancouver Canada	Facsimile: 604-689-9773
V6C 2T7	E-MAIL: amishan@telus.net

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

At February 28, 2006, the Company has working capital of $1,108,153, but has incurred losses since entering the exploration stage (inception June 1, 2005) totalling $6,683,038 and has yet to achieve profitable operations. The Company’s ability to continue as a going concern is dependent on raising additional capital to fund future operations and ultimately to attain profitable operations. Accordingly, these factors raise substantial doubt as to the Company’s ability to continue as a going concern. These financial statements do not give affect to adjustments that would be necessary to the carrying values and classification of assets and liabilities should the Company be unable to continue as a going concern. Management plans to continue to provide for its capital needs during the year ended February 28, 2007 by the development of its properties, by issuing equity securities or by pursuing alternative financing.

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

The Company accounts for its crude oil exploration and natural gas development activities utilizing the successful efforts method of accounting. Under this method, costs of productive exploratory wells, development dry holes and productive wells and undeveloped leases are capitalized. Oil and gas lease acquisition costs are also capitalized. Exploration costs, including personnel costs, certain geological and geophysical expenses and delay rentals for oil and gas leases, are charged to expense as incurred. Exploratory drilling costs are initially capitalized, but charged to expense if and when the well is determined not to have found reserves in commercial quantities. The sale of a partial interest in a proved property is accounted for as a cost recovery and no gain or loss is recognized as long as this treatment does not significantly affect the unit-of-production amortization rate. A gain or loss is recognized for all other sales of producing properties. During the year $1,101,926 was charged to exploration expense for dry hole costs.

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

Revenues

The Company recognizes oil and gas revenue from its interests in producing wells as oil and gas   is produced and sold from those wells. Oil and gas sold is not significantly different from the Company’s share of production. Revenues from the purchase, sale and transportation of natural gas are recognized upon completion of the sale and when transported volumes are delivered. Shipping and handling costs in connection with such deliveries are included in production costs. Revenue under carried interest agreements is recorded in the period when the net proceeds become receivable, measurable and collection is reasonably assured. The time the net revenues become receivable and collection is reasonably assured and depends on the terms and conditions of the relevant agreements and the practices followed by the operator. As a result, net revenues may lag the production month by one or more months.

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

Under the terms of the Agreement, the Company will earn the 49% working interest by drilling one Test Well. In August, 2005, the Company advanced $374,704 ($450,000 Canadian funds) to the Operator of the property to finance the drilling of the Test Well. In December, 2005, the Company advanced $118,000 ($135,830 Canadian funds) to the Operator of the 7-1 for the completion of the well, and during the quarter ended February 28, 2006, the Company paid an additional $7,412 of exploration costs with respect to this well. The well was determined to be uneconomical and an accrual of $91,635 was recorded at February 28, 2006, for the abandonment of the well. Total cost of the well of $591,751 was allocated to exploration costs. Consequently, no amounts have been capitalized by the Company with respect to the Bolloque Prospect as at February 28, 2006.

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

Property	Reserve	Revenue	Amortization	Capitalized Costs	Dry Hole

Empress	Proved	$ 11,181	$ 5,775	$ 141,023	$ -
Kansas	Unproved	-	-	67,857	-
Bolloque	Expensed	-	-	-	591,751
Coyote Creek	Expensed	-	-	-	510,175

		$ 11,181	$ 5,775	$ 208,880	$1,101,926

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

Note 13.	Subsequent Events

In the registration rights agreement with the investor (Cornell Capital Partners LLP.) in the November 30, 2005 private placement, we agreed to file this registration statement on or before December 30, 2005. As amended by an informal agreement between the parties, we subsequently agreed to file this registration statement on or before January 12, 2006. After filing this registration statement, we are required to use our best efforts to cause this registration statement to become effective by April 30, 2006. We will be required to keep the registration statement effective for a period of two (2) years from the date it becomes effective.

In the event that:

- we fail to file this registration statement by January 12, 2006; or

- we fail to have this registration statement declared effective by April 30, 2006;

(each of these is deemed to be a registration default) then our company will pay liquidated damages to each of the investors equal to 2% of the aggregate purchase price paid by each holder for the first 30 days after the date of default and 2% of the aggregate purchase price paid by each holder for the debentures for every 30 day period thereafter. The foregoing events are also events of default under the secured convertible debentures. An additional event of default under the debentures is if this prospectus is unavailable for more than five consecutive trading days or more than eight trading days.

As of the date of this report we are in default of having the registration statement declared effective as at April 30, 2006 and are subject to liquidated damages of 2% of the outstanding amount of the debenture every 30 days beginning April 30, 2006. The holders of the debenture also have the right to declare the entire amount due. As of June 25, 2006 no such request has been received by the Company.

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.

None.

Item 9A. Controls and Procedures.

As required by Rule 13a-15 under the Securities Exchange Act of 1934, as of the end of the period covered by this report, being February 28, 2006, we have carried out an evaluation of the effectiveness of the design and operation of our company’s disclosure controls and procedures. This evaluation was carried out under the supervision and with the participation of our company’s management, including our company’s president and our chief financial officer. Based upon that evaluation, our company’s president and our chief financial officer concluded that our company’s disclosure controls and procedures are effective as at the end of the period covered by this report. There have been no changed in our internal controls over financial reporting that occurred during the period covered by this report that have materially affected, or are reasonably likely to materially affect our internal controls over financial reporting.

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

Date: June 30, 2006

By: /s/ Gordon Samson

Gordon Samson,

Chief Financial Officer and Director

Date: June 30, 2006

By: /s/ Chris Foster

Chris Foster,

Director

Date: June 30, 2006

By: /s/ Dane Brown

Dane Brown,

Vice President, Corporate Development, and Director

Date: June 30, 2006