Form 10QSB
period 2006-05-31
CASCADE ENERGY, INC.
filed 2006-07-24
CIK 1290504

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

(Mark One)

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended May 31, 2006

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

93,150,000 shares of common stock, par value of $0.001 issued and outstanding as of May 31, 2006

Transitional Small Business Disclosure Format (Check one):	Yes [	]	No ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). (Check one):     Yes [ ]     No ☒

D/ljm/882598.1

PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements.

The accompanying unaudited financial statements have been prepared in accordance with the instructions to Form 10-QSB and Item 310(b) of Regulation S-B, and, therefore, do not include all information and footnotes necessary for a complete presentation of financial position, results of operations, cash flows, and stockholders’ equity in conformity with generally accepted accounting principles. In the opinion of management, all adjustments considered necessary for a fair presentation of the results of operations and financial position have been included and all such adjustments are of a normal recurring nature. Operating results for the three months ended May 31, 2006 are not necessarily indicative of the results than can be expected for the year ended February 28, 2006.

CASCADE ENERGY INC.

(An Exploration Stage Company)

Audited Financial Statements

(Expressed in U.S. Dollars)

May 31, 2006

CASCADE ENERGY, INC.

(AN EXPLORATION STAGE COMPANY)

BALANCE SHEET

(Stated in US Dollars)

	May 31,	February 28,
	2006	2006
ASSETS

Current
Cash	$597,718	$1,223,074
Accounts receivable	8,427	5,784
Advance	50,000	-
Prepaids	41,874	52,500
Due from related parties	672	672
Total current assets	698,691	1,282,030

Fixed Assets	2,034	2,252
Loan	165,000	-
Oil and Gas Properties	228,203	208,880

Total assets	$1,093,928	$1,493,162

LIABILITIES AND STOCKHOLDERS’ DEFICIENCY
Current
Accounts payable and accrued liabilities	$19,973	$173,877
Due to related parties	-	-
Total current liabilities	19,973	173,877

Non-Current
Convertible debenture payable	2,617,397	2,541,534
Interest payable	146,952	33,322
Beneficial conversion liability	5,356,916	5,356,916
	8,121,265	7,931,772

Total liabilities	8,141,238	8,105,649

STOCKHOLDERS’ DEFICIENCY

Capital stock
Preferred stock, $0.001 par value, 5,000,000 shares authorized Common stock, $0.001 par value, 200,000,000 shares authorized
93,150,000 common shares issued, 49,150,000 outstanding (February 28, 2005: 72,800,000)	93,150	93,150
Treasury stock issued (2006 - 44,000,000; 2005 – Nil)	(9,460,000)	(9,460,000)
Additional paid-in capital	9,521,950	9,521,950
Accumulated deficit	(84,549)	(84,549)
Accumulated deficit during the exploration stage	(7,117,861)	(6,683,038)

Total stockholders’ deficiency	(7,047,310)	(6,612,487)

Total liabilities and stockholders’ deficiency	$1,093,928	$1,493,162

The accompanying notes are an integral part of these financial statements

CASCADE ENERGY, INC.

(AN EXPLORATION STAGE COMPANY)

STATEMENTS OF OPERATIONS

for the Three Months Ended May 31, 2006 and 2005

and for the period from June 1, 2005 (inception) through May 31, 2006

(Stated in US Dollars)

			June 1, 2005
			(Date of
	Three	Three	Inception of
	Months Ended	Months Ended	Exploration Stage)
	May 31,	May 31,	to May 31, 2006bruary 28,
	2005	2006	2006)

Revenue	$-	$ 1,651	$ 12,832

Production Costs	-	1,230	6,626
	-	421	6,206
Expenses
Accounting and audit fees	3,204	9,936	50,275
Advertising and promotion	-	-	28,050
Amortization	-	3,785	10,214
Bad debts	-	-	5,132
Bank charges and interest	63	221	2,055
Consulting fees	-	122,332	293,327
Filing and listing fees	772	425	10,181
Foreign exchange (gain) loss	-	-	(514)
Investor relations	-	37,000	309,406
Legal fees	-	44,643	240,331
Meals and entertainment	-	-	2,329
Office and general	-	884	6,544
Rent	-	-	1,225
Transfer agent fees	585	-	1,561
Travel	-	28,748	56,689
	(4,624)	(247,974)	(1,016,805)

Loss before other items	(4,624)	(247,553)	(1,010,599)

Other items
Beneficial conversion expense	-	-	(4,341,216)
Exploration costs – Note 3	-	-	(1,101,926)
Interest expense and Finance fees	-	(189,492)	(600,180)
Interest income	-	2,222	3,959
	-	(187,270)	(6,039,363)

Loss from continuing operations	(4,624)	(434,823)	(7,049,962)
Gain (loss) from discontinued operations – Note 8	185,513	-	-
Net income (loss)	$180,889	$ (434,823)	$ (7,049,962)

Basic and diluted loss per share – continuing operations	$0.00	$ 0.00	$ (.09)

Basic and diluted loss per share – discontinued operations	$0.00	$ 0.00	$ (.09)

Weighted average number of common shares outstanding	72,848,904	72,800,000	72,800,000

The weighted average number of shares used excludes common stock equivalents since such amounts would cause an antidilutive effect.

The accompanying notes are an integral part of these financial statements

CASCADE ENERGY, INC.

(AN EXPLORATION STAGE COMPANY)

STATEMENTS OF CASH FLOWS

for the Three Months Ended May 31, 2006 and 2005

and for the period from June 1, 2005 (inception) through May 31, 2006

(Stated in US Dollars)

			June 1, 2005
			(Date of
			Inception of
	Three Months	Three Months	Exploration Stage
	Ended May 31,	Ended May 31,	To May 31,
	2005	2006	2006)
Operating Activities
Net loss for the period	$-	$(434,823)	$(7,049,962)
Net loss from continuing operations	(4,624)
Non-cash items:
Amortization	-	3,567	9,344
Depreciation	-	3,785	4,439
Change in non-cash working capital items related to operations:
Accounts receivable	-	(2,643)	(6,327)
Beneficial conversion liability	-	-	5,356,916
Discount to convertible debenture	-	75,862	(882,604)
Increase in interest payable	-	113,630	76,952
Prepaid expenses and deposits	-	10,626	(41,873)
Advance receivable	-	(50,000)	(44,002)
Accounts payable and accrued liabilities	3,335	(153,904)	(6,591)
Loan receivable	1,778	(165,000)	(165,000)
Decrease in due to related parties	-	-	(9,422)

Cash flows used in operating activities	489	(598,900)	(2,758,130)
Financing Activities
Increase in due from related parties	-	-	(671)
Proceeds from convertible debenture payable	-	-	3,500,000
Proceeds from share issuance	-	-	100,000
Cash flows provided by (used in) financing activities	-	-	3,599,329
Investing Activities
Purchase of fixed assets	-	(3,567)	(6,473)
Purchase of oil and gas properties	-	(22,889)	(237,545)

Cash flows provided by (used in) investing activities	-	(26,456)	(244,018)
Decrease in cash from discontinued operations	-		(555)

Increase (decrease) in cash during the period	489	(625,356)	596,626

Cash, beginning of the period	48	1,223,074	1,092

Cash, end of the period	$537	$597,718	$597,718
Supplemental disclosure of cash flow nformation
Cash paid for:
Interest	$-	$-	$-

Income taxes	$-	$-	$-

The accompanying notes are an integral part of these financial statements

CASCADE ENERGY, INC.

(AN EXPLORATION STAGE COMPANY)

STATEMENT OF STOCKHOLDERS’ EQUITY (DEFICIENCY)

For the period December 23, 2003 to February 28, 2006

And for the period from June 1, 2005 (inception) through May 31, 2006

(Stated in US Dollars)

					Accumulated		Accumulated
					Other		Deficit During
			Additional		Compre-	Accumu-	Exploration Stage
	Common Stock		Paid-in	Treasury	hensive	lated	(June 1, 2005 to
	Number*	Par Value	Capital	Stock	Loss	Deficit	May 31, 2006)	Total

Balance, February 29, 2004	72,800,000	72,800	(14,700)	-	-	(10,441)	-	47,659

Other comprehensive loss for the year	-	-	-	-	(10,673)	-	-	(10,673)
				-			-
Net loss for the year	-	-	-	-	-	(244,324)	-	(244,324)
Balance, February 28, 2005	72,800,000	$ 72,800	$ (14,700)	$ -	$ (10,673)	$(254,765)	$ -	$ (207,338)
Cancellation of common stock issued from acquisition of Power Grow System Ltd.– at $0.001 June 30, 2005	(24,000,000)	(24,000)	21,000	-	-	-	-	(3,000)

Issuance of common stock for cash – at $0.30 net of issuance cost	350,000	350	99,650	-	-	-	-	100,000

Issuance of treasury stock – at $0.215	44,000,000	44,000	9,416,000	(9,460,000)	-	-	-	-

Net loss from continuing operations	-	-	-	-	-	(4,624)	(6,683,038)	(6,687,662)
Net loss from discontinued operations	-	-	-	-	10,673	174,840	-	185,513

Balance, February 28, 2006	93,150,000	$ 93,150	$ 9,521,950	$ (9,460,000)	$ -	$ (84,549)	$ (6,683,038)	$ (6,612,487)

Net loss from continuing operations	-	$ -	$ -	$ -	$ -	$ -	$ (434,823)	$ (434,823)

Balance May 31, 2006	93,150,000	$ 93,150	$ 9,521,950	$ (9,460,000)	$ -	$ (84,549)	$ (7,117,861)	$ (7,047,310)

* The common stock issued, par value of common stock, and additional paid-in capital have been retroactively restated to reflect a forward split of 8 new shares for 1 old share effective on April 28, 2005.

The accompanying notes are an integral part of these financial statements

CASCADE ENERGY, INC.

(AN EXPLORATION STAGE COMPANY)

NOTES TO THE FINANCIAL STATEMENTS

May 31, 2006

(Stated in US Dollars)

Note 1	Nature and Continuance of Operations

The Company is in the business of exploring and developing oil and gas properties in Alberta, Canada and in Kansas and California, United States of America.

At May 31, 2006, the Company has working capital of $678,718, but has incurred losses since inception totalling $7,117,861 and has yet to achieve profitable operations. The Company’s ability to continue as a going concern is dependent on raising additional capital to fund future operations and ultimately to attain profitable operations. Accordingly, these factors raise substantial doubt as to the Company’s ability to continue as a going concern. These financial statements do not give affect to adjustments that would be necessary to the carrying values and classification of assets and liabilities should the Company be unable to continue as a going concern.

The Company was incorporated on December 23, 2003 in the State of Nevada and has adopted February 28 as its fiscal year end.

Note 2	Summary of Significant Accounting Policies

Cash

For purposes of the statement of cash flows, the Company considers all investment instrument purchased with a maturity of three months or less to be cash equivalents. At May 31, 2006 the Company had uninsured demand deposits in banks of $597,718 in excess of the $100,000 insurance limit.

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

May 31, 2006

(Stated in US Dollars)

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

The Company is exposed to fluctuations in foreign currencies through its operations in the United States. The Company monitors this exposure, but has no hedge positions. As at May 31, 2006, the Company had cash totalling $597,718 (2005:  $537) held in US dollars.

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

Amortization expense for the period ended May 31, 2006 and 2005 was $3,785 and $Nil, respectively.

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

May 31, 2006

(Stated in US Dollars)

Note 2	Summary of Significant Accounting Policies – (cont’d)

Basic and Diluted Loss Per Share

The Company reports basic loss per share in accordance with the FAS No. 128, “Earnings Per Share”. Basic loss per share is computed using the weighted average number of shares outstanding during the period. Instruments that can be converted to common stock have not been included in the fully diluted computations since the result would be antidilutive.

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

May 31, 2006

(Stated in US Dollars)

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

The Company entered into agreements to acquire interests in various unproven oil and gas properties as follows:

Coyote Creek Prospect, California, USA

On May 6, 2005, by an assignment agreement, the Company acquired a 33.075% working interest in certain mineral leases situated in Tehama County, California, referred to as the Coyote Creek Prospect. As consideration for this assignment, the Company assumed complete responsibility for the performance of all obligations of the assignor with respect to the farm-out agreement in which the assignor purchased its 67.5% working interest in the Coyote Creek Prospect. These obligations included $510,175 in geologic, geophysical, administration, land fee, dry hole drilling costs, and plugging and abandonment costs. Drilling completed in August 2005 proved that the well was uneconomical, and the entire $510,175 was allocated to exploration costs. Consequently, no amounts have been capitalized by the Company with respect to the Coyote Creek Prospect as at May 31, 2006.

Cascade Energy, Inc.

(An Exploration Stage Company)

Notes to the Financial Statements

May 31, 2006

(Stated in US Dollars)

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

Due to the failure of James Bay and FNI to form Novaco, the Company elected not to exercise the Option and during the quarter ended November 30, 2005, the Company and James Bay mutually agreed to terminate the Agreement (Note 9). As at May 31, 2006, no amounts have been paid or capitalized by the Company with respect to the Strand Fiord Coal Project.

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

The Company elected not to commence with the drilling of the Option Lands, thereby forfeiting its right to a 49% working interest in these properties. As at May 31, 2006, no amounts have been paid or capitalized by the Company with respect to the Option Lands of the Empress Project.

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

May 31, 2006

(Stated in US Dollars)

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

Section 15, Empress Project, Alberta, Canada

On July 22, 2005, the Company executed a farm-in agreement (the “Agreement”) with Blue Scorpion Energy Inc. (“Blue Scorpion”, formerly “1048136 Alberta Ltd.”), a private Alberta company, to acquire a 49% working interest in Section 15 of the Empress Project, located in eastern Alberta, Canada. Under the terms of the Agreement, the Company will earn the 49% working interest by drilling one Earning Well on Section 15 and spudding the Earning Well not later than 30-days after the full execution of the Agreement. The Company elected not to commence with the drilling of the well, thereby forfeiting its right to a 49% working interest. As at May 31, 2006, $2,889USD has been paid and capitalized by the Company with respect to Section 15 of the Empress Project.

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

During the period ended May 31, 2006, $20,000 of exploration costs have been incurred and capitalized by the Company with respect to the Kansas Prospect Data Sharing Agreement.

Cascade Energy, Inc.

(An Exploration Stage Company)

Notes to the Financial Statements

May 31, 2006

(Stated in US Dollars)

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

Under the terms of the Agreement, the Company will earn the 49% working interest by drilling one Test Well. In August, 2005, the Company advanced $374,704 ($450,000 Canadian funds) to the Operator of the property to finance the drilling of the Test Well. In December, 2005, the Company advanced $118,000 ($135,830 Canadian funds) to the Operator of the 7-1 for the completion of the well, and during the quarter ended February 28, 2006, the Company paid an additional $7,412 of exploration costs with respect to this well. The well was determined to be uneconomical and an accrual of $50,637 was recorded at February 28, 2006, for the abandonment of the well. Total cost of the well of $550,753 was allocated to exploration costs. Consequently, no amounts have been capitalized by the Company with respect to the Bolloque Prospect as at May 31, 2006.

Note 4	Related Party Transactions

During the year period ended May 31, 2006 the Company incurred consulting fees of $122,332 (2005 - $10,927 included in loss from discontinued operations) paid or accrued to directors of the Company.

During the period ended May 31, 2006, the Company incurred rent of $NIL (2005 - $1,277 included in loss from discontinued operations) charged by a former director and a company with a director that is a former director of the Company.

These charges were measured by the exchange amount which is the amount agreed upon by the transacting parties.

Due from related parties at May 31, 2006, is $672 (May 31, 2005 - $9,422) comprised of $306 owing to directors for out-of-pocket expenses paid on behalf of the Company and $978 advanced to a director of the Company for travel expenses.

The amounts due to related parties represent advances and unpaid charges due to directors of the Company or to companies with directors in common with the Company and such advances are unsecured, non-interest bearing and have no specific terms of repayment.

Note 5	Income Taxes

As at May 31, 2006 and 2005 the Company has non-capital losses and undepreciated capital cost of approximately $ 7,049,962 and $ 254,764, respectively, which can be carried forward for tax purposes and are available to reduce taxable income of future years. The non-capital losses expire commencing in 2006 through 2010.

Cascade Energy, Inc.

(An Exploration Stage Company)

Notes to the Financial Statements

May 31, 2006

(Stated in US Dollars)

Note 5	Income Taxes (continued)

(a)	The tax effect of temporary differences that give rise to the Company’s deferred tax assets are as follows:
	2006	2005
Undepreciated capital cost of capital assets Over their net book value	$ 7,049,962	$ 254,764
Estimated tax loss carryforward	2,396,987	86,620
Less: valuation allowance	(2,396,987)	(86,620)
	-	-
The valuation allowance reflects the realization of the tax assets is unlikely.

Note 6	Convertible Debentures

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

The secured convertible debenture is convertible into shares of our common stock at any time by dividing the dollar amount being converted by the lower of $0.2902 or 80% of the lowest volume weighted average trading price per share of our common stock for five trading days immediately preceding the conversion date. The interest on the convertible debenture shall accrue on the outstanding principal balance at a rate of 5% per annum. As at May 31, 2006 $43,630 has been charged as an interest expense, 75,862 has been accreted as interest expense on the debenture discount and $70,000 has been recorded as interest penalty as liquidated damages, for a total of $189,492 for the period ended May 31, 2006.

Cascade Energy, Inc.

(An Exploration Stage Company)

Notes to the Financial Statements

May 31, 2006

(Stated in US Dollars)

Note 6	Convertible Debentures (continued)

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

Cascade Energy, Inc.

(An Exploration Stage Company)

Notes to the Financial Statements

May 31, 2006

(Stated in US Dollars)

Note 6	Convertible Debentures (continued)

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

Beneficial conversion expense of the debenture was calculated by the Company based upon the difference between the market price of shares of the Company’s stock as of the date of issuance and the conversion price applicable to the convertible debentures. There was no change calculated from the previous period end.

WARRANTS

Cornell Capital Partners, LP	$ (3,152,642.98)
H.C. Wainwright	$ ( 594,225.95
1st SB Partners Ltd.	$ ( 594,225.95
TOTAL BENEFICIAL CONVERSION EXPENSE	$ (4,341,094.88)

Note 7	Discontinued Operations

On June 1, 2005, the Company executed an Acquisition/Disposition Agreement (the “Agreement”) whereby the Company agreed to dispose of 100% of the issued and outstanding shares in the common stock of its wholly-owned subsidiary, Power Grow Systems Ltd., to its two original shareholders in consideration of all the liabilities being assumed by the two original; shareholders. Accordingly with the closing of the agreement on June 1, 2005, Power Grow Systems Ltd. will assume all current and future liabilities, tangible and intangible assets, intellectual and proprietary information relating to the hydroponics plant growing equipment operation.

Cascade Energy, Inc.

(An Exploration Stage Company)

Notes to the Financial Statements

May 31, 2006

(Stated in US Dollars)

Note 7	Discontinued Operations (continued)

The net loss on disposal was determined as follows:

Proceeds on disposal of subsidiary	$3,000

Net assets of subsidiary:
Cash	501
Accounts receivable	5,639
Inventory	6,893
Accounts payable	(101,249)
Due to related parties	(92,489)
Due to Cascade Energy, Inc.	(5,998)
Loan payable	(5,870)
(192,573)

Net gain on disposal of subsidiary	$195,573

The May 31, 2005 comparative statements do not include the following amounts related to the discontinued operations of the subsidiary.

Note 7	Discontinued Operations

	May 31, 2006	May 31, 2005
Cash	$ -	$555
Accounts receivable	$ -	$ 18,385
Inventory	-	15,801

Current assets of discontinued operations	$ -	$ 34,741

Bank overdraft	$ -	$ -
Accounts payable	-	123,395
Due to related parties	-	70,190
Due to Cascade Energy, Inc.	-	5,998
Loan payable	-	18,670

Current liabilities of discontinued operations	$ -	$ 218,253

Accumulated other comprehensive loss from discontinued operations	$ -	$ 19,414

Cascade Energy, Inc.

(An Exploration Stage Company)

Notes to the Financial Statements

May 31, 2006

(Stated in US Dollars)

Note 8	Statement of Cash Flows and Operations from Discontinued Operations of Power Grow System Ltd.

Cash flows from discontinued operations are as follows:

	May 31	May 31
	2006	2005

Cash flows used in operating activities
Gain (Loss) from discontinued operations	$ -	$ (4,117)
Accounts receivable	-	(7,817)
Prepaid	-
Inventory	-	(8,992)
Loan payable		1,860
Accounts payable	-	18,620

Cash used in operating activities	-	(446)

Cash flows used by financing activities
Due to related parties	-	7,385
Cash provided by financing activities	-	7,385

Increase (decrease) in cash from discontinued operations prior to disposal	-	6,939

Foreign exchange gain (loss)	-	3,117

Cash, beginning of period	-	(9,501)

Increase (decrease) in cash from discontinued operations during the period	$ -	$ 555

Cascade Energy, Inc.

(An Exploration Stage Company)

Notes to the Financial Statements

May 31, 2006

(Stated in US Dollars)

STATEMENTS OF OPERATIONS

FROM DISCONTINUED OPERATIONS OF POWER GROW SYSTEM LTD.

for the period ended May 31, 2005 and February 28, 2005

(Stated in US Dollars)

	For the Period Ended May 31, 2005	For the Year Ended February 28, 2005

Sales	$50,062	$189,139

Cost of sales	40,198	128,614

Gross profit	9,864	60,526

Expenses
Accounting and audit fees	1,375	3,299
Advertising	6,225	16,172
Auto expenses	1,423	12,789
Bad debt (recovery)	(11,393)	16,115
Bank charges and interest	1,124	6,697
Consulting fees	10,927	48,732
Investor relations	-	2,358
Legal fees	146	736
Office and general	1,206	8,525
Rent – NOTE 4	1,277	15,956
Salaries and benefits	176	3,107
Telephone	1,495	8,577
Travel	-	2,150

	(13,981)	(145,213)

Loss before the following	(4,117)	(84,687)
Write off of Goodwill		(90,152)
Foreign currency translation adjustment	(3,117)	-
Gain on disposal of subsidiary – Note 7	-	-

Gain (loss) from discontinued operations	$(7,234)	$(174,839)

Cascade Energy, Inc.

(An Exploration Stage Company)

Notes to the Financial Statements

May 31, 2006

(Stated in US Dollars)

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

On February 1, 2006, the Company entered into consulting agreements with three independent consultants to consult with the Company with respect to the Company’s business and strategic planning and to assist the Company’s President and Board of Directors on an as-requested basis. In consideration for their services, each consultant will be issued 2,000,000 common shares of the Company. The agreements are for a one-year term ending on February 1, 2007, subject to termination as provided in the agreements. All of the 6,000,000 common shares will be registered under a registration statement on Form S-8, filed in March, 2006, at an estimated price of $0.30 per common share. None of the shares under these agreements have been issued as at May 31, 2006.

Cascade Energy, Inc.

(An Exploration Stage Company)

Notes to the Financial Statements

May 31, 2006

(Stated in US Dollars)

Note 11	Oil and Gas Activities

As of May 31, 2006, the Company had net revenues of $421 from the Empress property.

In December of 2005, the Company completed the tie-in of the pipeline for the first Empress Gas Well in Alberta, Canada. The Well has been in production for three months now.

Property	Reserve	Revenue	Amortization	Capitalized Costs	Dry Hole

Empress	Proved	$ 6,206	$ 9,342	$ 140,346	$ -
Kansas	Unproved	-	-	87,857	-
Bolloque	Expensed	-	-	-	591,751
Coyote Creek	Expensed	-	-	-	510,175

		$ 6,206	$ 9,342	$ 228,203	$1,108,153

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

May 31, 2006

(Stated in US Dollars)

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

May 31, 2006

(Stated in US Dollars)

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

During the year ended February 28, 2006, the Company recognized a beneficial conversion expense of $5,356,916 related to a convertible debenture (see Note 6) issued to Cornell Capital Partners, LP and the associated warrants issued. This was recalculated at May 31, 2006 and no change was determined.

Note 13	Subsequent Events

On July 13, 2006 the Company announced that it had abandoned further work and cost on the Kansas project

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

Effective July 31, 2005, Messrs. Robert Hoegler and Jason Bleuler resigned from the Board of Directors.

Current Business

We are an exploration stage company engaged in the exploration and development of natural gas and oil properties in the province of Alberta, Canada, and in the States of California and Kansas, U.S.A. Our primary objective is to acquire, discover, upgrade and expand North American energy reserves towards near-term production and cash flow, together with identifying and participating in exploration opportunities

Coyote Creek Prospect

On May 6, 2005, by an assignment agreement, the Company acquired a 33.075% working interest in certain mineral leases (comprising sections 14, 15, 16, 22, 23, 24, 25, 26, 35 and 36 in Township 26 North Range 3 West and sections 1 and 2 in Township 25 North Range 3 West) situated in Tehama County, California, referred to as the Coyote Creek Prospect. As consideration for this assignment, the Company assumed complete responsibility for the performance of all obligations of the assignor with respect to the farm-out agreement in which the assignor purchased its 67.5% working interest in the Coyote Creek Prospect. These obligations included $510,175 in geologic, geophysical, administration, land fee, dry hole drilling costs, and plugging and abandonment costs. Drilling was completed in August 2005 and the well proved to be uneconomical, accordingly the entire $510,175 was charged to exploration costs. As at May 31, 2006, no amounts have been capitalized by the Company with respect to the Coyote Creek Prospect.

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

In October 2005 the pipeline route survey was completed and in November 2005 the Company advanced $146,799 (CAD $174,264) to the Operator of the 11-16 for the Company’s 51% pro-rata portion of the estimated cost to connect the 11-16 to the Altagas gathering system. On December 6, 2005, the Company announced the completion of the construction of the pipeline, and the 11-16 commenced commercial production on December 7, 2005. The Company advanced a further $2,889 during the period ended May 31, 2006 and the Company’s pro-rata portion of net income (after royalties and operating expenses) from the 11-16 totalled $421 for the period ended May 31, 2006.

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

In August, 2005, the Company advanced $374,704 ($450,000 CAD) to the operator of the Bolloque oil play for the drilling and casing of the test well on Section 1 (the “7-1” well). In September, 2005, the 7-1 well was spudded and cased. The well reached a total depth of 1,055 metres (3,462 feet) and a suite of electronic logs was run. In December, 2005, the Company advanced $118,000 ($135,830 CAD) to the Operator of the 7-1 for the completion of the well, and during the same quarter the Company paid an additional $7,412 of exploration costs with respect to the 7-1. A completion rig subsequently perforated and swab tested two zones, these being oil in the Leduc, and gas in the Wabamun Formations. The well was determined to be uneconomical, and the decision has been made to plug and abandon the well. Subsequent to the year ended February 18, 2006, the Company received a cash call for $50,637 ($58,112 CAD) from the Operator for the cost of abandoning the well. Total exploration costs of $591,751 have been written off.

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

As at May 31, 2006, exploration costs totalling $87,857 have been incurred and capitalized by the Company with respect to the Kansas Prospect Data Sharing Agreement.

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

On July 13, 2006 the Company announced that it was abandoning further work on the Kansas project believing the costs did not warrant the working interest obtained. As at July 13, 2006 the capitalized costs of $87,857 were expensed.

Plan of Operation and Cash Requirements

We anticipate that we will expend approximately $2,125,000 during the twelve-month period ending February 28, 2007 to develop our current portfolio of properties, and for working capital. Our priorities are the identification of additional drill targets of the Empress Prospect and the analysis of the Kansas data for identification of potential lease acquisitions and subsequent drill targets. These expenditures are broken down as follows:

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

As at May 31, 2006, we had working capital of $678,719 and our cash on hand was $597,718 as at May 31, 2006.

During the year period ended May 31, 2006, we capitalized exploration costs of $2,889 and $20,000 on our Empress and Kansas prospects.

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

During the year ended February 28, 2005, the Company was advanced $953,241 pursuant to a convertible debenture. The debenture bears interest at 5% per annum and the principle and interest was convertible, at the holders’ discretion, into shares of common stock of the Company at $0.50 per share. The debenture was due and payable in full on or before June 15, 2006. On December 14, 2005, the Company extinguished this debenture by the payment of $974,968, including interest of $21,727.

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

At May 31, 2006, no value has been recorded for the shares, as they have not been released from escrow. .

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

Results of Operations

For the Year Period Ended May 31, 2006 Compared to the Period Ended May 31, 2005

Net Loss for the Period.

The Company has had only limited operations, and hasn’t yet realized any significant revenues from the sale of oil or gas from any of its prospective lands. The Company has realized a net loss from operations of $7,049,962 since inception. The majority of this loss is due to the recognition of a non-cash beneficial conversion expense of $4,341,216 and finance fees of $480,688 related to the convertible debenture issued to Cornell Capital Partners, LP, dry hole costs of $591,751 and $510,175 associated with the Company’s Bolloque and Coyote Creek prospects, respectively.

Operating Expenses. Operating expenses for the period ended May 31, 2006, totalled $247,974. Operating expenses consist primarily of investor relations, legal fees, and consulting fees. These three items total 82% of total operating expenses

Risks Relating to Our Business:

We have a history of losses which may continue, which may negatively impact our ability to achieve our business objectives.

We incurred net losses of $7,117,861 for the period from June 1, 2005 (inception) to May 31, 2006, and $154,172 for the year ended February 28, 2005. We cannot be assured that we can achieve or sustain profitability on a quarterly or annual basis in the future. Our operations are subject to the risks and competition inherent in the establishment of a business enterprise. There can be no assurance that future operations will be profitable. We may not achieve our business objectives and the failure to achieve such goals would have an adverse impact on us.

If we are unable to obtain additional funding our business operations will be harmed and if we do obtain additional financing our then existing shareholders may suffer substantial dilution.

We will require additional funds to sustain and expand our oil and gas exploration activities. We anticipate that we will require up to approximately $2,125,000 to fund our continued operations for the twelve month period ending February 28, 2007, well in excess of the cash on hand of $597,718 as at May 31, 2006. Historically, we have financed these expenditures primarily with proceeds from the sale of debt and equity securities. In order to meet these obligations or acquire any additional business interest, we will have to raise additional funds. We also make offers to acquire oil and natural gas properties in the ordinary course of our business. If these offers are accepted, our capital needs may increase substantially.

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

Item 3. Controls and Procedures

As required by Rule 13a-15 under the Securities Exchange Act of 1934, as of the end of the period covered by this report, being May 31, 2006, we have carried out an evaluation of the effectiveness of the design and operation of our company’s disclosure controls and procedures. This evaluation was carried out under the supervision and with the participation of our company’s management, including our company’s president and our chief financial officer. Based upon that evaluation, our company’s president and our chief financial officer concluded that our company’s disclosure controls and procedures are effective as at the end of the period covered by this report. There have been no changes in our internal controls over financial reporting that occurred during the period covered by this report that have materially affected, or are reasonably likely to materially affect our internal controls over financial reporting.

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

On November 30, 2005, we also issued to each of H.C. Wainwright & Co., Inc. and 1st SB Partners, Ltd., both broker dealers registered pursuant to section 15 of the Securities Exchange Act of 1934, 2,406,065 warrants to purchase up to 2,406,065 shares of our common stock, exercisable to November 30, 2010, at an exercise price of $0.2902 per share. We issued these warrants pursuant to Rule 506 of Regulation D under the Securities Act of 1933, in payment of placement fees in connection with the sale of our convertible debentures to the other selling stockholders.

Item 3.  Defaults Upon Senior Securities

None.

Item 4. Submission of Matters to a Vote of Security Holders.

None.

Item 5. Other Information.

None

Item 6. Exhibits.

The following documents are filed herewith or have been included as exhibits to previous filings with the Commission and are incorporated herein by this reference:

Exhibit No.	Exhibit
2.1

Agreement dated February 2, 2004 among Pro-Tech Holdings Ltd. Power Grow System Ltd., Jason Bleuler and Nick Brusatore (incorporated by reference from our Registration Statement on Form SB-2 filed on May 19, 2004)

2.2

Acquisition/Disposition Agreement dated June 30, 2005 among Pro-Tech Holdings Ltd., Power Grow System Ltd., Jason Bleuler and Nick Brusatore (incorporated by reference from our Current Report on Form 8-K filed on July 22, 2005)

3.1	Articles of Incorporation
3.2	Bylaws
3.3	Articles of Amendment
14.1	Code of Business Conduct and Ethics
31.1	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CASCADE ENERGY, INC.

By: /s/ Scott Marshall

Scott Marshall,

President and Director

(Principal Executive Officer)

By: /s/ Gordon Samson

Gordon Samson,

Chief Financial Officer and Director

Date: July 24, 2006

By: /s/ Chris Foster

Chris Foster,

Director

Date: July 24, 2006

By: /s/ Dane Brown

Dane Brown,

Vice President, Corporate Development, and Director

Director

Date: July 24, 2006