Form 10QSB
period 2006-08-31
CASCADE ENERGY, INC.
filed 2006-10-23
CIK 1290504

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

(Mark One)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
                              For the quarterly period ended August 31, 2006

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT
                              For the transition period from __________to __________

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

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date:

95,250,840 shares of common stock, par value of $0.001 issued and outstanding as of August 31, 2006.

Transitional Small Business Disclosure Format (Check one): Yes [ ] No [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). (Check one): Yes [ ] No [X]

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

The accompanying unaudited financial statements have been prepared in accordance with the instructions to Form 10-QSB and Item 310(b) of Regulation S-B, and, therefore, do not include all information and footnotes necessary for a complete presentation of financial position, results of operations, cash flows, and stockholders’ equity in conformity with generally accepted accounting principles. In the opinion of management, all adjustments considered necessary for a fair presentation of the results of operations and financial position have been included and all such adjustments are of a normal recurring nature. Operating results for the six and three months ended August 31, 2006 are not necessarily indicative of the results than can be expected for the year ended February 28, 2007.

CASCADE ENERGY INC.
(An Exploration Stage Company)
Audited Financial Statements
(Expressed in U.S. Dollars)
August 31, 2006
Index	Page Number
Balance Sheet	F-1
Statements of Operations	F-2
Statements of Cash Flows	F-3
Statement of Changes in Stockholders’ Equity	F-4
Notes to Financial Statements	F-5-21

4 CASCADE ENERGY, INC. (AN EXPLORATION STAGE COMPANY) BALANCE SHEET (Stated in US Dollars)
	August 31,	February 28,
	2006	2006
ASSETS
Current
Cash	$ 28,778	$ 1,223,074
Accounts receivable	8,636	5,784
Advance	-	-
Prepaids	45,589	52,500
Due from related parties	672	672
Total current assets	83,674	1,282,030
Fixed Assets	2,034	2,252
Loan	165,000	-
Oil and Gas Properties	140,700	208,880
Total assets	$ 391,408	$ 1,493,162
LIABILITIES AND STOCKHOLDERS’ DEFICIENCY
Current
Accounts payable and accrued liabilities	$ 16,031	$ 173,877
Due to related parties	-	-
Total current liabilities	16,031	173,877
Non-Current
Convertible debenture payable	2,617,429	2,541,534
Interest payable	399,891	33,322
Beneficial conversion liability	1,015,700	5,356,916
	4,033,020	7,931,772
Total liabilities	4,049,051	8,105,649
STOCKHOLDERS’ DEFICIENCY
Capital stock
Preferred stock, $0.001 par value, 5,000,000 shares authorized
Common stock, $0.001 par value, 200,000,000 shares authorized
95,250,840 common shares issued, 49,150,000 outstanding (February
28, 2006: 93,150,000)	95,251	93,150
Treasury stock issued (2006 - 44,000,000; 2005 – Nil)	(9,460,000)	(9,460,000)
Additional paid-in capital	9,708,926	9,521,950
Accumulated deficit	(84,549)	(84,549)
Accumulated deficit during the exploration stage	(3,917,271)	(6,683,038)
Total stockholders’ deficiency	(3,657,643)	(6,612,487)
Total liabilities and stockholders’ deficiency	$ 391,408	$ 1,493,162

The accompanying notes are an integral part of these financial statements

CASCADE ENERGY, INC.
(AN EXPLORATION STAGE COMPANY)
STATEMENTS OF OPERATIONS
for the Three Months and Six Months Ended August 31, 2006 and 2005
and for the period from June 1, 2005 (inception) through August 31, 2006
(Stated in US Dollars)

	Three Months Ended August 31, 2006	Three Months Ended August 31, 2005	Six Months Ended August 31, 2006	Six Months Ended August 31, 2005	June 1, 2005 (Date of Inception of Exploration Stage) to August 31, 2006)

Revenue	$ 469	-	$ 2,120	$ -	$ 13,301
Production Costs	1,855	-	3,084	-	8,481
	(1,386)	-	(964)	-	4,820
Expenses
Accounting and audit fees	64,825	3,760	74,761	6,964	115,100
Advertising and promotion	-	10,000	-	10,000	28,050
Amortization	473	-	4,258	-	10,687
Bad debts	25,000	-	25,000	-	30,132
Bank charges and interest	146	177	366	241	2,201
Corporate Finance Fees	114,076	-	114,076	-	114,076
Consulting fees	110,249	15,400	232,582	15,400	403,576
Filing and listing fees	2,088	3,798	2,513	4,570	12,269
Foreign exchange (gain) loss	-	-	-	-	(514)
Investor relations	30,305	32,465	67,305	32,465	339,711
Legal fees	58,356	-	103,000	-	298,687
Meals and entertainment	-	-	-	-	2,329
Office and general	9,467	-	10,351	-	16,011
Rent	3,360	-	3,360	-	4,585
Transfer agent fees	-	511	-	1,096	1,561
Travel	13,753	-	42,501	-	70,442
	(432,098)	(66,111)	(680,073)	(70,736)	(1,448,903)
Loss before other items	(433,484)	(66,111)	(681,037)	(70,736)	(1,444,083)
Other items
Beneficial conversion expense	4,341,217	-	4,341,217	-	-
Exploration costs	(387,857)	(508,336)	(387,857)	(508,336)	(1,489,783)
Interest expense and Finance	(327,971)	(9,480)	(517,463)	(9,480)	(998,151)
Interest income	8,686	-	10,908	-	14,746
	3,634,075	(517,816)	3,446,805	(517,816)	(2,473,188)
Net Income (Loss) from
continuing operations	3,200,591	(583,927)	2,765,768	(588,552)	(3,849,372)
Gain (loss) from discontinued
operations – Note 8	-	187,494	-	185,513
Net income (loss)	$ 3,200,591	$ (396,433)	$ 2,765,768	$ (403,039)	$ (3,917,270)
Basic and diluted loss per share –
continuing operations	$ 0.03	$ (0.01)	$ 0.03	$ 0.00
Basic and diluted loss per share –
discontinued operations	$ 0.00	$ 0.00	$ 0.00	$ 0.00
Weighted average number of
common shares outstanding	94,177,585	62,104,348	93,663,792	67,452,174

The weighted average number of shares used excludes common stock equivalents since such amounts would cause an antidilutive effect.

The accompanying notes are an integral part of these financial statements

CASCADE ENERGY, INC.
(AN EXPLORATION STAGE COMPANY)
STATEMENTS OF CASH FLOWS
for the Six Months Ended August 31, 2006 and 2005
and for the period from June 1, 2005 (inception) through August 31, 2006
(Stated in US Dollars)

	Six Months Ended August 31, 2006	Six Months Ended August 31, 2005	June 1, 2005 (Date of Inception of Exploration Stage) to August 31, 2006)

Operating Activities
Net loss for the period	$ 2,765,768	$ (588,551)	(3,917,271)
Net loss from continuing operations
Non-cash items:
Amortization	4,040	-	9,815
Depreciation	218	-	872
Change in non-cash working capital items
related to operations:
Accounts receivable	(2,852)	-	(8,636)
Beneficial conversion liability	(4,341,216)	-	1,015,700
Discount to convertible debenture	150,895	-	(807,570)
Increase in interest payable	366,569	-	399,892
Prepaid expenses and deposits	6,911	-	(45,589)
Advance receivable	-	-	5,998
Shares issued for corporate finance fees	114,076	-	114,076
Accounts payable and accrued liabilities	(157,846)	36,817	(10,533)
Loan receivable	(165,000)	-	(165,000)
Decrease in due to related parties	-	2,619	(9,422)
Cash flows used in operating activities	(1,258,437)	(549,115)	(3,417,668)
Financing Activities
Increase in due from related parties	-	-	(671)
Proceeds from convertible debenture payable	(75,000)	927,720	3,425,000
Proceeds from share issuance	75,000	-	175,000
Cash flows provided by (used in) financing
activities	-	927,720	3,599,329
Investing Activities
Purchase of fixed assets	-	-	(2,906)
Purchase of oil and gas properties	64,141	(374,704)	(150,514)
Cash flows provided by investing activities	64,141	(374,704)	(153,420)
Decrease in cash from discontinued operations			(555)
Increase (decrease) in cash during the period	(1,194,296)	3,901	27,686
Cash, beginning of the period	1,223,074	48	1,092
Cash, end of the period	$ 28,778	$ 3,949	$ 28,778
Supplemental cash flow information
Cash paid for:
Interest	$ -	$ -	$ -
Income taxes	$ -	$ -	$ -

The accompanying notes are an integral part of these financial statements

CASCADE ENERGY, INC.
(AN EXPLORATION STAGE COMPANY)
STATEMENT OF STOCKHOLDERS’ EQUITY (DEFICIENCY)
For the period December 23, 2003 to February 28, 2006
And for the period from June 1, 2005 (inception) through August 31, 2006
(Stated in US Dollars)

					Accumulated		Accumulated
					Other		Deficit During
			Additional		Compre-	Accumu-	Exploration Stage
	Common Stock		Paid-in	Treasury	hensive	lated	(June 1, 2005 to
	Number*	Par Value	Capital	Stock	Loss	Deficit	August 31, 2006)	Total
Balance, February 29, 2004	72,800,000	72,800	(14,700)	-	-	(10,441)	-	47,659
Other comprehensive loss for the year	-	-	-	-	(10,673)	-	-	(10,673)
				-			-
Net loss for the year	-	-	-	-	-	(244,324)	-	(244,324)
Balance, February 28, 2005	72,800,000	$ 72,800	$ (14,700)	-	$ (10,673)	$(254,765)	-	$ (207,338)
Cancellation of common stock issued from
acquisition of Power Grow System Ltd.– at
$0.001 June 30, 2005	(24,000,000)	(24,000)	21,000	-	-	-	-	(3,000)
Issuance of common stock for cash
– at $0.30 net of issuance cost	350,000	350	99,650	-	-	-	-	100,000
Issuance of treasury stock – at $0.215	44,000,000	44,000	9,416,000	(9,460,000)	-	-	-	-
Net loss from continuing operations	-	-	-	-	-	(4,624)	(6,683,038)	(6,687,662)
Net loss from discontinued operations	-	-	-	-	10,673	174,840	-	185,513
Balance, February 28, 2006	93,150,000	$ 93,150	$ 9,521,950	$(9,460,000)	$ -	$ (84,549)	$ (6,683,038)	$(6,612,487)
Net loss from continuing operations							(434,823)	(434,823)
Balance May 31, 2006	93,150,000	$ 93,150	$ 9,521,950	$(9,460,000)	$ -	$ (84,549)	$ (7,117,861)	$(7,047,310)

*	The common stock issued, par value of common stock, and additional paid-in capital have been retroactively restated to reflect a forward split of 8 new shares for 1 old share effective on April 28, 2005.

The accompanying notes are an integral part of these financial statements

CASCADE ENERGY, INC.
(AN EXPLORATION STAGE COMPANY)
  STATEMENT OF STOCKHOLDERS’ EQUITY (DEFICIENCY)
For the period December 23, 2003 to February 28, 2006
And for the period from June 1, 2005 (inception) through August 31, 2006
(Stated in US Dollars)

	Common Stock		Additional Paid-in Capital	Treasury Stock	Accumulated Other Compre- hensive Loss	Accumu- lated Deficit	Accumulated Deficit During Exploration Stage (June 1, 2005 to August 31, 2006)	Total
	Number*	Par Value
Balance, May 31, 2006	93,150,000	93,150	$9,521,950	$(9,460,000)	$-	$ (84,549)	$ (7,117,861)	$ (7,047,310)
Shares issued to Cornell Capital at $0.357 per
share on July 17, 2006	2,100,840	2,101	186,976	-	-	-	-	189,077
Net gain from continuing operations							3,200,590	3,200,590

Balance August 31, 2006	95,250,840	95,251	$ 9,708,926	$ (9,460,000)	$-	$ (84,549)	$ (3,917,271)	$(3,657,643)

*	The common stock issued, par value of common stock, and additional paid-in capital have been retroactively restated to reflect a forward split of 8 new shares for 1 old share effective on April 28, 2005.

The accompanying notes are an integral part of these financial statements

CASCADE ENERGY, INC.
(AN EXPLORATION STAGE COMPANY)
NOTES TO THE FINANCIAL STATEMENTS
August 31, 2006
(Stated in US Dollars)

Note 1 Nature and Continuance of Operations

The Company is in the business of exploring and developing oil and gas properties in Alberta, Canada and in Kansas and California, United States of America.

At August 31, 2006, the Company has working capital of $67,643, but has incurred losses since inception totalling $3,917,270 and has yet to achieve profitable operations. The Company’s ability to continue as a going concern is dependent on raising additional capital to fund future operations and ultimately to attain profitable operations. Accordingly, these factors raise substantial doubt as to the Company’s ability to continue as a going concern. These financial statements do not give affect to adjustments that would be necessary to the carrying values and classification of assets and liabilities should the Company be unable to continue as a going concern.

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
August 31, 2006
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

The Company is exposed to fluctuations in foreign currencies through its operations in the United States. The Company monitors this exposure, but has no hedge positions. As at August 31, 2006, the Company had cash totalling $28,778 (2005: $3,949) held in US dollars.

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

Amortization expense for the period ended August 31, 2006 and 2005 was $4,258 and $Nil, respectively.

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
August 31, 2006
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
August 31, 2006
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

Note 3 Oil and Gas Properties

The Company entered into agreements to acquire interests in various unproven oil and gas properties as follows:

Coyote Creek Prospect, California, USA

On May 6, 2005, by an assignment agreement, the Company acquired a 33.075% working interest in certain mineral leases situated in Tehama County, California, referred to as the Coyote Creek Prospect. As consideration for this assignment, the Company assumed complete responsibility for the performance of all obligations of the assignor with respect to the farm-out agreement in which the assignor purchased its 67.5% working interest in the Coyote Creek Prospect. These obligations included $510,175 in geologic, geophysical, administration, land fee, dry hole drilling costs, and plugging and abandonment costs. Drilling completed in August 2005 proved that the well was uneconomical, and the entire $510,175 was allocated to exploration costs. Consequently, no amounts have been capitalized by the Company with respect to the Coyote Creek Prospect as at August 31, 2006.

Cascade Energy, Inc.
(An Exploration Stage Company)
Notes to the Financial Statements
August 31, 2006
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

Due to the failure of James Bay and FNI to form Novaco, the Company elected not to exercise the Option and during the quarter ended November 30, 2005, the Company and James Bay mutually agreed to terminate the Agreement (Note 9). As at August 31, 2006, no amounts have been paid or capitalized by the Company with respect to the Strand Fiord Coal Project.

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
August 31, 2006
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

Section 15, Empress Project, Alberta, Canada

On July 22, 2005, the Company executed a farm-in agreement (the “Agreement”) with Blue Scorpion Energy Inc. (“Blue Scorpion”, formerly “1048136 Alberta Ltd.”), a private Alberta company, to acquire a 49% working interest in Section 15 of the Empress Project, located in eastern Alberta, Canada. Under the terms of the Agreement, the Company will earn the 49% working interest by drilling one Earning Well on Section 15 and spudding the Earning Well not later than 30-days after the full execution of the Agreement. The Company elected not to commence with the drilling of the well, thereby forfeiting its right to a 49% working interest. As at August 31, 2006, $3,715USD has been paid and capitalized by the Company with respect to Section 15 of the Empress Project.

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

During the period ended August 31, 2006, $320,000 of exploration costs have been incurred by the Company with respect to the Kansas Prospect Data Sharing Agreement. On July 17 The Company determined that the 20% working interest or 16% Net Revenue Interest in the project does not warrant the capital required for a short return on investment. Cascade believes that a production asset acquisition with existing cash flow, or a project with a larger working interest, would be better suited for the Company at this time.

Cascade Energy, Inc.
(An Exploration Stage Company)
Notes to the Financial Statements
August 31, 2006
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

Under the terms of the Agreement, the Company will earn the 49% working interest by drilling one Test Well. In August, 2005, the Company advanced $374,704 ($450,000 Canadian funds) to the Operator of the property to finance the drilling of the Test Well. In December, 2005, the Company advanced $118,000 ($135,830 Canadian funds) to the Operator of the 7-1 for the completion of the well, and during the quarter ended February 28, 2006, the Company paid an additional $7,412 of exploration costs with respect to this well. The well was determined to be uneconomical and an accrual of $50,637 was recorded at February 28, 2006, for the abandonment of the well. Total cost of the well of $550,753 was allocated to exploration costs. Consequently, no amounts have been capitalized by the Company with respect to the Bolloque Prospect as at August 31, 2006.

Note 4 Related Party Transactions

During the year period ended August 31, 2006 the Company incurred consulting fees of $232,582 (2005 - $15,400) paid or accrued to directors of the Company.

Due from related parties at August 31, 2006, is $672 (August 31, 2005 - $10,263) comprised of $306 owing to directors for out-of-pocket expenses paid on behalf of the Company and $978 advanced to a director of the Company for travel expenses.

The amounts due to related parties represent advances and unpaid charges due to directors of the Company or to companies with directors in common with the Company and such advances are unsecured, non-interest bearing and have no specific terms of repayment.

Note 5 Income Tax

As at August 31, 2006 and 2005 the Company has non-capital losses and undepreciated capital cost of approximately $ 4,001,820 and $ 668,476, respectively, which can be carried forward for tax purposes and are available to reduce taxable income of future years. The non-capital losses expire commencing in 2006 through 2010.

Cascade Energy, Inc.
(An Exploration Stage Company)
Notes to the Financial Statements
August 31, 2006
(Stated in US Dollars)

Note 5 Income Taxes (continued)

(a)	The tax effect of temporary differences that give rise to the Company’s deferred tax assets are as follows:

	2006	2005
Undepreciated capital cost of capital assets
Over their net book value	$ 3,917,270	$ 668,476
Estimated tax loss carryforward	1,331,872	227,282
Less: valuation allowance	(1,331,872)	(227,282)
	-	-
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

The secured convertible debenture is convertible into shares of our common stock at any time by dividing the dollar amount being converted by the lower of $0.2902 or 80% of the lowest volume weighted average trading price per share of our common stock for five trading days immediately preceding the conversion date. The interest on the convertible debenture shall accrue on the outstanding principal balance at a rate of 5% per annum. As at August 31, 2006 $86,568 has been charged as an interest expense, $150,895 has been accreted as interest expense on the debenture discount and $280,000 has been recorded as interest penalty as liquidated damages, for a total of $517,463 for the period ended August 31, 2006.

Cascade Energy, Inc.
(An Exploration Stage Company)
Notes to the Financial Statements
August 31, 2006
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

In the event that:

  we fail to file this registration statement by January 12, 2006; or
  we fail to have this registration statement declared effective by April 30, 2006;

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

The Warrants to purchase 12,000,000 of the Company’s common stock will expire on November 30, 2010. The exercise price of the warrant is $0.2902 and an exercise period of five years. The Company accounts for the fair value of these outstanding warrants to purchase common stock and the conversion feature of its convertible notes in accordance with SFAS No. 133 “Accounting For Derivative

Instruments And Hedging Activities” and EITF Issue No. 00-19 “Accounting For Derivative Financial Instruments Indexed To And Potentially Settled In A Company’s Own Stock” which requires the Company to bifurcate and separately account for the conversion feature and warrants as embedded derivatives contained in the Company’s convertible notes.

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

The value of the warrants have been calculated using the Black–Scholes method as of the date of grant based on the following assumptions: an average risk free rate of 3.25; a dividend yield of 0.00%; an average volatility factor of the expected market price of the Company’s common stock of (939)% for 2005; and an expected life of 5 years.

Cascade Energy, Inc.
(An Exploration Stage Company)
Notes to the Financial Statements
August 31, 2006
(Stated in US Dollars)

Note 6 Convertible Debentures (continued)

In addition, 4,812,130 warrants have been issued (2,406,065 each to H.C. Wainwright & Co., Inc. and 1st SB Partners, Ltd.), and, 12,000,000 warrants have been issuer to Cornel Capital Partners, LP., each exercisable at $0.2902 with terms of 5 years from November 30, 2005. The value of these warrants have also been calculated using the Black–Scholes method as of the date of grant based on the following assumptions: an average risk free rate of 3.25; a dividend yield of 0.00%; an average volatility factor of the expected market price of the Company’s common stock of (939)%; and an expected life of 5 years.

The Company is required to carry these embedded derivatives on its balance sheet at fair value and unrealized changes in the values of these embedded derivatives are reflected in the consolidated statement of operation as “Gain (loss) on value of warrants and conversion feature”.

The Company bifurcated the debenture and based on a 12% discount to maturity is amortizing a discount of $958,466 in interest expense to maturity.

Beneficial conversion expense of the debenture was calculated by the Company based upon the difference between the market price of shares of the Company’s stock as of the date of issuance and the conversion price applicable to the convertible debentures. As the warrants are significantly “out of the money” the beneficial conversion liability of $4,341,094.88 was recaptured.

WARRANTS
Cornell Capital Partners, LP	$ (0.00)
H.C. Wainwright	$ (0.00)
1st SB Partners Ltd.	$ (0.00)
TOTAL BENEFICIAL
CONVERSION EXPENSE	$ (0.00)

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

19
Cascade Energy, Inc.
(An Exploration Stage Company)
Notes to the Financial Statements
August 31, 2006
(Stated in US Dollars)
Note 7 Discontinued Operations (continued)
The net loss on disposal was determined as follows:
Proceeds on disposal of subsidiary	$ 3,000
Net assets of subsidiary:
Cash	501
Accounts receivable	5,639
Inventory	6,893
Accounts payable	(101,249)
Due to related parties	(92,489)
Due to Cascade Energy, Inc.	(5,998)
Loan payable	(5,870)
(192,573)
Net gain on disposal of subsidiary	$ 195,573

The August 31, 2006 comparative statements do not include the following amounts related to the discontinued operations of the subsidiary.

Note 7 Discontinued Operations
	August 31,	August 31,
	2006	2005
Cash	$ -	$ 555
Accounts receivable	-	18,385
Inventory	-	15,801
Current assets of discontinued operations	$ -	$ 34,741
Bank overdraft	$ -	$ -
Accounts payable	-	123,395
Due to related parties	-	70,190
Due to Cascade Energy, Inc.	-	5,998
Loan payable	-	18,670
Current liabilities of discontinued operations	$ -	$ 218,253
Accumulated other comprehensive loss from discontinued
operations	$ -	$ 19,414

Cascade Energy, Inc.
(An Exploration Stage Company)
Notes to the Financial Statements
August 31, 2006
(Stated in US Dollars)

Note 8 Statement of Cash Flows and Operations from Discontinued Operations of Power Grow System Ltd.

Cash flows from discontinued operations are as follows:

	August 31 2006	August 31 2005

Cash flows used in operating activities
Gain (Loss) from discontinued operations	$ -	$ (4,117)
Accounts receivable	-	(7,817)
Prepaid	-
Inventory	-	(8,992)
Loan payable		1,860
Accounts payable	-	18,620
Cash used in operating activities	-	(446)
Cash flows used by financing activities
Due to related parties		7,385
Cash provided by financing activities	-	7,385
Increase (decrease) in cash from discontinued
operations prior to disposal	-	6,939
Foreign exchange gain (loss)	-	3,117
Cash, beginning of period		(9,501)
Increase (decrease) in cash from discontinued
operations during the period	$ -	$ 555

Cascade Energy, Inc.
(An Exploration Stage Company) Notes to the Financial Statements August 31, 2006
(Stated in US Dollars)

STATEMENTS OF OPERATIONS
FROM DISCONTINUED OPERATIONS OF POWER GROW SYSTEM LTD.
for the period ended August 31, 2005 and February 28, 2005
(Stated in US Dollars)

	For the Period Ended August 31 2005	For the Year Ended February 28 2005

Sales	$ 70,077	$ 189,139
Cost of sales	54,063	128,614
Gross profit	16,014	60,526
Expenses
Accounting and audit fees	1,610	3,299
Advertising	6,315	16,172
Auto expenses	1,899	12,789
Bad debt (recovery)	(11,402)	16,115
Bank charges and interest	1,609	6,697
Consulting fees	3,585	48,732
Investor relations	-	2,358
Legal fees	1,084	736
Office and general	1,702	8,525
Rent – NOTE 4	1,695	15,956
Salaries and benefits	237	3,107
Telephone	3,354	8,577
Travel		2,150
	(23,794)	(145,213)
Loss before the following	(7,780)	(84,687)
Write off of Goodwill		(90,152)
Foreign currency translation adjustment	(2,280)	-
Gain on disposal of subsidiary – Note 7	195,573	-
Gain (loss) from discontinued operations	$ 185,513	$ (174,839)

Cascade Energy, Inc.
(An Exploration Stage Company)
Notes to the Financial Statements
August 31, 2006
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

The Company’s capitalization is 200,000,000 common shares, with a par value of $0.001 per share and 5,000,000 preferred shares with a par value of $0.001 per share.

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

On July 17, the Company issued 2,100,840 common shares to Cornell Capital LLP.

Note 10 Commitments and Contingencies

On February 1, 2006, the Company entered into consulting agreements with three independent consultants to consult with the Company with respect to the Company’s business and strategic planning and to assist the Company’s President and Board of Directors on an as-requested basis. In consideration for their services, each consultant will be issued 2,000,000 common shares of the Company. The agreements are for a one-year term ending on February 1, 2007, subject to termination as provided in the agreements. All of the 6,000,000 common shares will be registered under a registration statement on Form S-8, filed in March, 2006, at an estimated price of $0.30 per common share. None of the shares under these agreements have been issued as at August 31, 2006.

Cascade Energy, Inc.
(An Exploration Stage Company)
Notes to the Financial Statements
August 31, 2006
(Stated in US Dollars)

Note 11  Oil and Gas Activities

As of August 31, 2006, the Company had net revenues of $2,120 from the Empress property.

In December of 2005, the Company completed the tie-in of the pipeline for the first Empress Gas Well in Alberta, Canada. The Well has been in production for six months now.

				Capitalized
Property	Reserve	Revenue	Amortization	Costs	Dry Hole
Empress	Proved	$ 4,820	$ 9,816	$ 150,514	$ -
Kansas	Expensed	-	-	-	387,857
Bolloque	Expensed	-	-	-	591,751
Coyote Creek	Expensed	-	-	-	510,175
		$ 4,820	$ 9,816	$ 150,514	$ 1,489,783

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

24
Cascade Energy, Inc.
(An Exploration Stage Company)
Notes to the Financial Statements
August 31, 2006
(Stated in US Dollars)
Note 11 Oil and Gas Activities (cont’d)
	Summary of Company Reserves (Unaudited)
	OIL MSTB		SALES GAS		NGL Mbbls
Proved Developed				MMscf
	Gross	Net	Gross	Net	Gross	Net
Empress Detrital	-	-	6	3	-	-
Empress Viking	-	-	90	48	-	-
	-	-	96	51	-	-

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

The information provided in tables set out below does not represent management’s estimate of the Company’s expected future cash flows or of the value Company’s proved oil and gas reserves. Estimates of proved reserves quantities are imprecise and change over time, as new information becomes available. Moreover, probable and possible reserves, which may become proved in the future, are excluded from the calculations. The arbitrary valuation prescribed under SFAS No.69 requires assumptions as to the timing and the amount of future development and production costs. The calculations should not be relied upon as an indication of the Company’s future cash flows or of the value of its oil and gas reserves.

25
Cascade Energy, Inc.
(An Exploration Stage Company)
Notes to the Financial Statements
August 31, 2006
(Stated in US Dollars)
Note 11 Oil and Gas Activities (cont’d)
	(Unaudited)	(Unaudited)
	2006	2005
Future cash inflows	$45,000	$-
Future production and development costs	(22,000)	-
Future income tax expenses	-	-
Future net cash flows	23,000	-
Less effect of a 10% discount factor	(2,300)	-
Discounted future net cash flows	20,700	-
Principal sources of changes in standardized measure of discounted future net cash flows:
	(Unaudited)	(Unaudited)
	2006	2005
Discounted present value as at beginning of year
	$-	$-
Sales and transfers of oil and gas, net of production
costs	(5,775)	-
Changes in future development costs	-	-
Extensions and discoveries and revisions, net of
future production and development costs	26,475	-
Accretion of discount	-	-
Standardized measure, end of period	20,700	-
Costs incurred in Oil and Gas Acquisition, Exploration and Development:
	(Unaudited)	(Unaudited)
	2006	2005
Development costs	$150,513	$-
Exploration costs	1,489,783	-
Acquisition costs
Proved	-	-
Unproved	-	-
	$1,640,296	$-

Note 12  Non-Cash Activities

During the year ended February 28, 2006, the Company recognized a beneficial conversion expense of $5,356,916 related to a convertible debenture (see Note 6) issued to Cornell Capital Partners, LP and the associated warrants issued. This was recalculated at August 31, 2006 and $4,341,216 was recaptured as the associated warrants are significantly out of the money.

Note 13   Subsequent Events

On July 13, 2006 the Company announced that it had abandoned further work and cost on the Kansas project.

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

The Coyote Creek prospect was based on 2D seismic and well control. The seismic data and well tops constrain the location of key faults and structural closure. The nearby 1956 Shell Cox #1 well established the presence of gas and reservoir quality sands with a 1000 MCF/D DST test at 4100’. Potential closure size in the main fault block is 390 acres. Estimated recoverable gas reserves ranged from a low-end case with one well of about 2 Bcf (25’ of net pay, 100 acre closure, 750 Mcf/Ac.Ft recovery) to a high-end case, with multiple wells/pay zones, of about 28 Bcf (75’ of net pay, 500 acre closure, 750 Mcf/D recovery).

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

In October 2005 the pipeline route survey was completed and in November 2005 the Company advanced $146,799 (CAD $174,264) to the Operator of the 11-16 for the Company’s 51% pro-rata portion of the estimated cost to connect the 11-16 to the Altagas gathering system. On December 6, 2005, the Company announced the completion of the construction of the pipeline, and the 11-16 commenced commercial production on December 7, 2005. The Company advanced a further $3,716 during the period ended August 31, 2006 and the Company’s pro-rata portion of net income (after royalties and operating expenses) from the 11-16 totalled ($964) for the period ended August 31, 2006 and $4,820 since inception of June 1, 2005.

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

The Leduc D-3 field is situated in the Western Canadian Sedimentary Basin and is named after the central Alberta town of Leduc (1991 pop. 13,970). Located amongst Canada’s largest region of sedimentary rocks, and the largest source of current oil and gas production the Province of Alberta it makes up the majority of this Basin. The Leduc pool dates to the Devonian period and its principal lithology is Dolomite.

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

As at August 31, 2006, exploration costs totalling $387,857 have been incurred by the Company with respect to the Kansas Prospect Data Sharing Agreement.

The data sharing agreement includes participation rights in a large data base that includes a geophysical survey covering approximately one million acres, located in central Kansas, covering parts of Ellsworth, Salina, McPherson, Reno, Harvey, Kingman, and Sedgwick counties. Total cumulative oil production through 1999 from these counties is more than 978 million barrels of oil.

The geophysical survey utilized RAM technology, owned by Paramount Energy Corp., which is a geophysical methodology used to highlight oil and gas deposits. Unlike 2-D and 3-D seismic methods, which gather information based upon artificially induced sonic responses recorded at the surface, RAM technology identifies ”unique bright spots” using its proprietary software to process certain aspects of the earth’s magnetic field data. Data is collected by a low flying aircraft equipped with specialized equipment and then analyzed by RAM software. These “unique bright spot” anomalies can be correlated to near-surface alterations caused by the slow geochemical processes that occur over both oil and gas deposits.

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

The Central Kansas Platform covered by the survey and interpretation contains some of the most prolific production from shallow depths in that part of the country. There are many established oil fields within the boundaries of the survey area. The survey indicates ”bright spots” that could be hydrocarbon accumulations not yet discovered by traditional seismic or other older exploration technologies. Multiple prospects are expected to be generated after more extensive field tests. Cascade and partners are proceeding to further evaluate the most prospective oil and gas targets for drilling utilizing complimentary geochemical and geophysical methodologies in their field-testing. The operator will then recommend leases for acquisition and the exploration program will commence.

Oil wells will be drilled to test the most promising prospects to the deepest known petroleum formation, the Arbuckle, generally less than 4000’ in depth in the Central Kansas Platform. Drilling costs have been estimated to be in the order of $200,000 for a cased and completed well.

On July 13, 2006 the Company announced that it was abandoning further work on the Kansas project believing the costs did not warrant the working interest obtained. As at July 13, 2006 the capitalized costs of $387,857 were expensed.

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

As at August 31, 2006, we had working capital of $67,643 and our cash on hand was $28,778 as at August 31, 2006.

During the year period ended August 31, 2006, we capitalized exploration costs of $3,715 and expensed $387,857 on our Empress and Kansas prospects.

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

At August 31, 2006, no value has been recorded for the shares, as they have not been released from escrow. ..

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

Results of Operations

For the Year Period Ended August 31, 2006 Compared to the Period Ended August 31, 2005

Net Loss for the Period.

The Company has had only limited operations, and hasn’t yet realized any significant revenues from the sale of oil or gas from any of its prospective lands. The Company has realized a net loss from operations of $3,917,270 since inception. The majority of this loss is due to the recognition of a non-cash beneficial conversion expense of $1,015,700 and finance fees of $480,688 related to the convertible debenture issued to Cornell Capital Partners, LP, dry hole costs of $591,751 and $510,175 associated with the Company’s Bolloque and Coyote Creek prospects, respectively.

Operating Expenses. Operating expenses for the period ended August 31, 2006, totalled $680,073. Operating expenses consist primarily of investor relations, legal fees, corporate finance fees and consulting fees. These three items total 76% of total operating expenses

Risks Relating to Our Business:

We have a history of losses which may continue, which may negatively impact our ability to achieve our business objectives.

We incurred net losses of $3,917,270 for the period from June 1, 2005 (inception) to August 31, 2006, and $6,683,038 for the year ended February 28, 2006. We cannot be assured that we can achieve or sustain profitability on a quarterly or annual basis in the future. Our operations are subject to the risks and competition inherent in the establishment of a business enterprise. There can be no assurance that future operations will be profitable. We may not achieve our business objectives and the failure to achieve such goals would have an adverse impact on us.

If we are unable to obtain additional funding our business operations will be harmed and if we do obtain additional financing our then existing shareholders may suffer substantial dilution.

We will require additional funds to sustain and expand our oil and gas exploration activities. We anticipate that we will require up to approximately $2,125,000 to fund our continued operations for the twelve month period ending August 31, 2007, well in excess of the cash on hand of $28,778 as at August 31, 2006. Historically, we have financed these expenditures primarily with proceeds from the sale of debt and equity securities. In order to meet these obligations or acquire any additional business interest, we will have to raise additional funds. We also make offers to acquire oil and natural gas properties in the ordinary course of our business. If these offers are accepted, our capital needs may increase substantially.

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

In order to approve a person’s account for transactions in penny stocks, the broker or dealer must:

  obtain financial information and investment experience objectives of the person; and
  make a reasonable determination that the transactions in penny stocks are suitable for that person and the person has sufficient knowledge and experience in financial matters to be capable of evaluating the risks of transactions in penny stocks.

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

Item 3. Controls and Procedures

As required by Rule 13a-15 under the Securities Exchange Act of 1934, as of the end of the period covered by this report, being August 31, 2006, we have carried out an evaluation of the effectiveness of the design and operation of our company’s disclosure controls and procedures. This evaluation was carried out under the supervision and with the participation of our company’s management, including our company’s president and our chief financial officer. Based upon that evaluation, our company’s president and our chief financial officer concluded that our company’s disclosure controls and procedures are effective as at the end of the period covered by this report. There have been no changes in our internal controls over financial reporting that occurred during our most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect our internal controls over financial reporting.

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

Item 5. Other Information.

None

Item 6. Exhibits.

The following documents are filed herewith or have been included as exhibits to previous filings with the Commission and are incorporated herein by this reference:

Exhibits

(2) Plan of Purchase, Sale, Reorganization, Arrangement, Liquidation or Succession

2.1	Share Purchase Agreement dated February 2, 2004 among Pro-Tech Holdings Ltd. Power Grow System Ltd., Jason Bleuler and Nick Brusatore (incorporated by reference from our Registration Statement on Form SB-2 filed on May 19, 2004).

2.2	Acquisition/Disposition Agreement dated June 30, 2005 among Pro-Tech Holdings Ltd., Power Grow System Ltd., Jason Bleuler and Nick Brusatore (incorporated by reference from our Current Report on Form 8-K filed on July 22, 2005).

(3) Articles of Incorporation and Bylaws

3.1	Articles of Incorporation (incorporated by reference from our Registration Statement on Form SB-2 filed on May 19, 2004).

3.2	By-laws (incorporated by reference from our Registration Statement on Form SB-2 filed on May 19, 2004).

3.3	Articles of Amendment (incorporated by reference from our Quarterly Report on Form 10-QSB filed on October 25, 2005).

(10) Material Contracts

10.1	Assignment of Interest Agreement dated May 6, 2005 between Cascade Energy, Inc. and Calcor Energy Partners, LLC (incorporated by reference from our Current Report on Form 8-K filed on May 12, 2005).

10.2	Farm-in Agreement dated June 1, 2005 between Cascade Energy, Inc. and Blue Scorpion Energy Inc. (formerly “1048136 Alberta Ltd.”) (incorporated by reference from our Current Report on Form 8-K filed on June 20, 2005).

10.3	Farmout Agreement dated June 30, 2005 between Cascade Energy, Inc. and Blue Scorpion Energy Inc. (formerly “1048136 Alberta Ltd.”) (incorporated by reference from our Current Report on Form 8-K filed on September 30, 2005).

10.4	Farmout Proposal - Empress Prospect, Section 15, dated July 22, 2005 between Cascade Energy, Inc. and Blue Scorpion Energy Inc. (formerly “1048136 Alberta Ltd.”) (incorporated by reference from our Quarterly Report on Form 10-QSB filed on October 25, 2005).

10.5	Amendment to Farmout Agreement originally dated June 30, 2005, dated October 17, 2005 between Cascade Energy, Inc. and Blue Scorpion Energy Inc. (formerly “1048136 Alberta Ltd.”) (incorporated by reference from our Quarterly Report on Form 10-QSB filed on October 25, 2005).

10.6	Data Sharing Agreement dated August 10, 2005 among Cascade Energy, Inc., Silver Star Energy Inc., Fidelis Energy Inc. and Blue Scorpion Energy Inc. (formerly “1048136 Alberta Ltd.”) (incorporated by reference from our Current Report on Form 8-K filed on September 30, 2005).

10.7	Farmout Agreement dated August 26, 2005 between Cascade Energy, Inc. and Salida Capital, Inc. (incorporated by reference from our Current Report on Form 8-K filed on October 18, 2005).

10.8	Acquisition Proposal – Strand Fiord Coal Project, Canadian Arctic, dated June 15, 2005 between Cascade Energy, Inc. and James Bay Energy Inc. (incorporated by reference from our Quarterly Report on Form 10- QSB filed on October 25, 2005).

10.9	Mutual Release – Strand Fiord Coal Project, Canadian Arctic, dated October 3, 2005 between Cascade Energy, Inc. and James Bay Energy Inc. (incorporated by reference from our Quarterly Report on Form 10- QSB filed on October 25, 2005).

10.10	5% Secured Debenture dated June 15, 2005 between Cascade Energy, Inc. and Salifolia Invest and Trade Inc. (incorporated by reference from our Quarterly Report on Form 10-QSB filed on October 25, 2005).

10.11	5% Secured Debenture dated June 15, 2005 between Cascade Energy, Inc. and Ratan Consulting Inc. (incorporated by reference from our Quarterly Report on Form 10-QSB filed on October 25, 2005).

10.12	5% Secured Debenture dated June 15, 2005 between Cascade Energy, Inc. and Perosa Management S.A. (incorporated by reference from our Quarterly Report on Form 10-QSB filed on October 25, 2005).

10.13	Investor Relations Agreement dated June 1, 2005 between Cascade Energy, Inc. and The Catalyst Shareholder Services Company (incorporated by reference from our Quarterly Report on Form 10-QSB filed on October 25, 2005).

10.14	Form of Securities Purchase Agreement dated November 30, 2005 (incorporated by reference from our Annual Report or Form 8-K filed on December 21, 2005)

10.15	Form of Secured Convertible Debenture dated November 30, 2005 (incorporated by reference from our Annual Report or Form 8-K filed on December 21, 2005).

10.16	Form of Registration Rights Agreement dated November 30, 2005 (incorporated by reference from our Annual Report or Form 8-K filed on December 21, 2005).

10.17	Form of Common Stock Purchase Warrant dated November 30, 2005 (incorporated by reference from our Annual Report or Form 8-K filed on December 21, 2005).

10.18	Form of Securities Agreement dated November 30, 2005 (incorporated by reference from our Annual Report or Form 8-K filed on December 21, 2005).

10.19	Form of Pledge and Escrow Agreement dated November 30, 2005 (incorporated by reference from our Annual Report or Form 8-K filed on December 21, 2005).

10.20	Form of Escrow Agreement dated November 30, 2005 (incorporated by reference from our Annual Report or Form 8-K filed on December 21, 2005).

10.21	Consulting Agreement dated January 1, 2006 between Cascade Energy, Inc. and Dane Brown (incorporated by reference from our Form 8-K filed on January 23, 2006).

10.22	Consulting Agreement dated January 1, 2006 between Cascade Energy, Inc. and Scott Marshall (incorporated by reference from our Form 8-K filed on January 23, 2006).

10.23	Consulting Agreement dated January 1, 2006 between Cascade Energy, Inc. and Chris Foster (incorporated by reference from our Form 8-K filed on January 23, 2006).

10.24	Consulting Agreement dated January 1, 2006 between Cascade Energy, Inc. and Gord Samson (incorporated by reference from our Form 8-K filed on February 17, 2006).

10.25	Form of Secured Convertible Debenture dated January 10, 2006 (incorporated by reference from our Registration Statement on Form SB-2 filed on October16, 2004).

10.26	Consulting Agreement dated February 1, 2006 between Cascade Energy, Inc. and Sterling Klein (incorporated by reference from our Form S-8 filed on March 7, 2006).

10.27	Consulting Agreement dated February 1, 2006 between Cascade Energy, Inc. and Glen D. Harder (incorporated by reference from our Form S-8 filed on March 7, 2006).

10.28	Consulting Agreement dated February 1, 2006 between Cascade Energy, Inc. and Coleen Seguin (incorporated by reference from our Form S-8 filed on March 7, 2006).

10.29	Consulting Agreement dated September 1, 2006 between Cascade Energy, Inc. and Faisal Saleh (incorporated by reference from our Form 8-K filed on September 22, 2006).

43
(14)	Code of Ethics
14.1	Code of Business Conduct and Ethics (incorporated by reference from our Quarterly Report on Form 10-QSB filed on October 25, 2005).

(31)	Section 302 Certifications
31.1*	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
(32)	Section 906 Certifications
32.1*	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2*	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
*filed herewith.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CASCADE ENERGY, INC.

By:	/s/ Scott Marshall
Scott Marshall,
President and Director
(Principal Executive Officer)
Date: October 23, 2006
By:	/s/ Faisal Saleh
Faisal Saleh,
Chief Financial Officer and Director
Date: October 23, 2006
By:	/s/ Chris Foster
Chris Foster,
Director
Date: October 23, 2006
By:	/s/ Dane Brown
Dane Brown,
Vice President, Corporate Development, and Director
Director
Date: October 23, 2006