Form 10QSB
period 2006-11-30
CASCADE ENERGY, INC.
filed 2007-01-22
CIK 1290504

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

(Mark One)

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended November 30, 2006

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

101,250,840 shares of common stock, par value of $0.001 issued and outstanding as of November 30, 2006.

Transitional Small Business Disclosure Format (Check one):	Yes [	]	No ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). (Check one):     Yes [ ]     No ☒

PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements.

The accompanying unaudited financial statements have been prepared in accordance with the instructions to Form 10-QSB and Item 310(b) of Regulation S-B, and, therefore, do not include all information and footnotes necessary for a complete presentation of financial position, results of operations, cash flows, and stockholders’ equity in conformity with generally accepted accounting principles. In the opinion of management, all adjustments considered necessary for a fair presentation of the results of operations and financial position have been included and all such adjustments are of a normal recurring nature. Operating results for the nine and three months ended November 30, 2006 are not necessarily indicative of the results than can be expected for the year ended February 28, 2007.

CASCADE ENERGY INC.

(An Exploration Stage Company)

Audited Financial Statements

(Expressed in U.S. Dollars)

November 30, 2006

Index	Page Number

Balance Sheet	F-1

Statements of Operations	F-2

Statements of Cash Flows	F-3

Statement of Changes in Stockholders’ Equity	F-4
Notes to Financial Statements	F-5-21

CASCADE ENERGY, INC.

(AN EXPLORATION STAGE COMPANY)

BALANCE SHEET

(Stated in US Dollars)

	November 30,	February 28,
ASSETS	2006	2006

Current
Cash	$ 1,859	$ 1,223,074
Accounts receivable	2,988	5,784
Advance	-	-
Prepaids	37,657	2,500
Due from related parties	672	672
Total current assets	43,176	1,282,030

Fixed Assets	1,598	2,252
Loan	87,090	-
Oil and Gas Properties	143,658	208,880

Total assets	$ 275,522	$ 1,493,162

LIABILITIES AND STOCKHOLDERS’ DEFICIENCY
Current
Accounts payable and accrued liabilities	$ 20,031	$ 173,877
Due to related parties	-	-
Total current liabilities	20,031	173,877

Non-Current
Convertible debenture payable	2,692,462	2,541,534
Interest payable	653,520	33,322
Beneficial conversion liability	1,015,699	5,356,916
	4,361,681	7,931,772

Total liabilities	4,381,712	8,105,649

STOCKHOLDERS’ DEFICIENCY

Capital stock
Preferred stock, $0.001 par value, 5,000,000 shares authorized Common stock, $0.001 par value, 200,000,000 shares authorized
101,250,840 common shares issued, 49,150,000 outstanding (February 28, 2006: 93,150,000)	101,251	93,150
Treasury stock issued (2006 - 44,000,000; 2005 – Nil)	(9,460,000)	(9,460,000)
Additional paid-in capital	10,002,926	9,521,950
Accumulated deficit	(84,549)	(84,549)
Accumulated deficit during the exploration stage	(4,665,818)	(6,683,038)

Total stockholders’ deficiency	(4,106,190)	(6,612,487)

Total liabilities and stockholders’ deficiency	$ 275,522	$ 1,493,162

The accompanying notes are an integral part of these financial statements

CASCADE ENERGY, INC.

(AN EXPLORATION STAGE COMPANY)

STATEMENTS OF OPERATIONS

for the Three Months and Nine Months Ended November 30, 2006 and 2005

and for the period from June 1, 2005 (inception) through November 30, 2006

(Stated in US Dollars)

					June 1, 2005
					(Date of
	Three	Three	Nine	Nine	Inception of
	Months Ended	Months Ended	Months Ended Months Ended	Months Ended Months Ended	Exploration Stage)
	November 30, May 31,	November 30, May 31,	November 30, May 31,	November 30, May 31,	to November 30, 2006bruary 28,
	2006	2005	2006	2005	2006)

Revenue	$ 383	-	$ 2,503	$ -	$ 13,684

Production Costs	(1,225)	-	1,859	-	7,256
	1,608	-	644	-	6,428
Expenses
Accounting and audit fees	10,975	9,684	85,736	16,648	126,075
Advertising and promotion	-	10,000	-	20,000	28,050
Amortization	536	-	4,794	-	11,223
Bad debts	-	-	25,000	-	30,132
Bank charges and interest	185	558	551	799	2,386
Corporate Finance Fees	-	-	114,076	-	114,076
Consulting fees	334,496	23,800	567,078	39,200	738,072
Filing and listing fees	(2,013)	1,433	500	6,003	10,256
Foreign exchange (gain) loss	-	(515)	-	(515)	(514)
Investor relations	40,155	31,420	107,460	63,886	379,866
Legal fees	8,993	-	111,993	87,992	307,680
Meals and entertainment	7,480	-	7,480	-	9,809
Office and general	143	317	10,494	317	16,154
Rent	-	756	3,360	756	4,585
Transfer agent fees	-	1,050	3,013	2,146	4,574
Travel	7,480	-	49,981	-	77,921
	(411,444)	__(166,495)	_(1,091,516) __(247,974) __(1,016,805)	(237,232) __(257,6355736)	__(1,860,346)

Loss before other items	__(409,836)	(166,495)	(1,090,872)	(237,232)	(1,853,918)

Other items
Beneficial conversion income	-	-	4,341,217	-	-
Exploration costs	(12,711)	(388,991)	(400,568)	(897,327)	(1,502,494)
Interest expense and Finance fees	(328,663)	(10,923)	(846,126)	(20,403)	(1,326,814)
Interest income	2,662	-	13,449	-	17,408
Miscellaneous income	-	-	121	-	-
	(338,712) ____	(399,914)	3,108,092	(917,730)	(2,811,900)

Net Income (Loss) from continuing operations	(748,548)	(566,409)	2,017,220	(1,154,962)	(4,665,818)
Gain (loss) from discontinued operations – Note 8	-	-	-	185,513
Net income (loss)	$ (748,548)	$ (566,409)	$ 2,017,220	$ (969,449)	$ (4,665,819)
Basic and diluted loss per share – continuing operations	$ 0.01	$ (0.01)	$ 0.02	$ (0.02)
Basic and diluted loss per share – discontinued operations	$ 0.00	$ 0.00	$ 0.00	$ (0.00)
Weighted average number of common shares outstanding	100,177,585	48,810,219	99,663,792	61,160,584

The weighted average number of shares used excludes common stock equivalents since such amounts would cause an antidilutive effect.

The accompanying notes are an integral part of these financial statements

CASCADE ENERGY, INC.

(AN EXPLORATION STAGE COMPANY)

STATEMENTS OF CASH FLOWS

for the Nine Months Ended November 30, 2006 and 2005

and for the period from June 1, 2005 (inception) through November 30, 2006

(Stated in US Dollars)

			June 1, 2005
			(Date of
	Nine	Nine	Inception of
	Months Ended	Months Ended	Exploration Stage) to
	November 30,	November 30,	November 30,
	2006	2005	2006)
Operating Activities
Net income (loss) for the period	$ 2,017,220	$ (1,154,962)	(4,665,819)
Non-cash items:
Amortization	4,140	-	9,915
Depreciation	654	-	1,308
Change in non-cash working capital items related to operations:
Accounts receivable	2,796	-	(2,988)
Beneficial conversion liability	(4,341,217)	-	1,015,700
Discount to convertible debenture	225,929	-	(732,537)
Increase in interest payable	620,198	-	653,521
Prepaid expenses and deposits	14,843	-	(37,657)
Advance receivable	-	866	5,998
Shares issued for corporate finance fees	114,077	-	114,076
Shares issued for consulting services	300,000	-	300,000
Accounts payable and accrued liabilities	(153,846)	70,847	(6,533)
Loan receivable	(87,090)	-	(87,090)
Decrease in due to related parties	-	-	(9,422)
Cash flows used in operating activities	(1,282,296)	(1,083,249)	(3,441,528)
Financing Activities
Increase in due from related parties	-	2,956	(671)
Increase in short-term loan payable	-	246,799	-
Increase in convertible debenture payable	(75,000)	973,643	3,425,000
Proceeds from share issuance	75,000	90,200	-
Deferred share issue costs	-	(7,500)	175,000
Cash flows provided by (used in) financing activities	-	1,306,098	3,599,329
Investing Activities
Purchase of fixed assets	-	-	(2,906)
Purchase of oil and gas properties	61,081	(146,798)	(153,574)

Cash flows provided by investing activities	61,081	(146,798)	(156,480)
Decrease in cash from discontinued operations		-	(555)

Increase (decrease) in cash during the period	(1,221,215)	76,051	766

Cash, beginning of the period	1,223,074	48	1,092

Cash, end of the period	$ 1,859	$ 76,099	$ 1,859
Supplemental cash flow information
Cash paid for:
Interest	$ -	$ -	$ -
Income taxes	$ -	$ -	$ -

The weighted average number of shares used excludes common stock equivalents since such amounts would cause an antidilutive effect.

The accompanying notes are an integral part of these financial statements

CASCADE ENERGY, INC.

(AN EXPLORATION STAGE COMPANY)

STATEMENT OF STOCKHOLDERS’ EQUITY (DEFICIENCY)

For the period December 23, 2003 to February 28, 2006

And for the period from June 1, 2005 (inception) through November 30, 2006

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

The accompanying notes are an integral part of these financial statements

CASCADE ENERGY, INC.

(AN EXPLORATION STAGE COMPANY)

STATEMENT OF STOCKHOLDERS’ EQUITY (DEFICIENCY)

For the period December 23, 2003 to February 28, 2006

And for the period from June 1, 2005 (inception) through November 30, 2006

(Stated in US Dollars)

					Accumulated		Accumulated
					Other		Deficit During
			Additional		Compre-	Accumu-	Exploration Stage
	Common Stock		Paid-in	Treasury	hensive	lated	(June 1, 2005 to
	Number*	Par Value	Capital	Stock	Loss	Deficit	November 30, 2006)	Total

Balance, May 31, 2006	93,150,000	93,150	$9,521,950	$(9,460,000)	$ -	$(84,549)	$ (7,117,861)	$ (7,047,310)

Shares issued to Cornell Capital at $0.357 per share on July 17, 2006	2,100,840	2,101	186,976	-	-	-	-	189,077

Net gain from continuing operations							3,200,590	3,200,590

Balance at August 31, 2006	95,250,840	95,251	$ 9,708,926	$ (9,460,000)	$ -	$ (84,549)	$ (3,917,271)	$(3,657,643)

S-8 Shares issued to Consultants at $0.05 per share on September 1, 2006	6,000,000	6,000	294,000	-	-	-	-	300,000

Net loss from continuing operations							(748,548)	(748,548)

Balance at November 30, 2006	101,250,840	101,251	$ 10,002,926	$ (9,460,000)	$ -	$ (84,549)	$ (4,665,818)	$(4,106,190)

* The common stock issued, par value of common stock, and additional paid-in capital have been retroactively restated to reflect a forward split of 8 new shares for 1 old share effective on April 28, 2005.

The accompanying notes are an integral part of these financial statements

CASCADE ENERGY, INC.

(AN EXPLORATION STAGE COMPANY)

NOTES TO THE FINANCIAL STATEMENTS

November 30, 2006

(Stated in US Dollars)

Note 1	Nature and Continuance of Operations

The Company is in the business of exploring and developing oil and gas properties in Alberta, Canada and in Kansas and California, United States of America.

At November 30, 2006, the Company has working capital of $23,145, but has incurred losses since inception totalling $4,665,818 and has yet to achieve profitable operations. The Company’s ability to continue as a going concern is dependent on raising additional capital to fund future operations and ultimately to attain profitable operations. Accordingly, these factors raise substantial doubt as to the Company’s ability to continue as a going concern. These financial statements do not give affect to adjustments that would be necessary to the carrying values and classification of assets and liabilities should the Company be unable to continue as a going concern.

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

November 30, 2006

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

The Company is exposed to fluctuations in foreign currencies through its operations in the United States. The Company monitors this exposure, but has no hedge positions. As at November 30, 2006, the Company had cash totalling $1,859 (2005:  $76,099) held in US dollars.

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

Amortization expense for the period ended November 30, 2006 and 2005 was $4,794 and $Nil, respectively.

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

Cascade Energy, Inc.

(An Exploration Stage Company)

Notes to the Financial Statements

November 30, 2006

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

November 30, 2006

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

The Company entered into agreements to acquire interests in various unproven oil and gas properties as follows:

Coyote Creek Prospect, California, USA

On May 6, 2005, by an assignment agreement, the Company acquired a 33.075% working interest in certain mineral leases situated in Tehama County, California, referred to as the Coyote Creek Prospect. As consideration for this assignment, the Company assumed complete responsibility for the performance of all obligations of the assignor with respect to the farm-out agreement in which the assignor purchased its 67.5% working interest in the Coyote Creek Prospect. These obligations included $510,175 in geologic, geophysical, administration, land fee, dry hole drilling costs, and plugging and abandonment costs. Drilling completed in August 2005 proved that the well was uneconomical, and the entire $510,175 was allocated to exploration costs. Consequently, no amounts have been capitalized by the Company with respect to the Coyote Creek Prospect as at November 30, 2006.

Cascade Energy, Inc.

(An Exploration Stage Company)

Notes to the Financial Statements

November 30, 2006

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

Due to the failure of James Bay and FNI to form Novaco, the Company elected not to exercise the Option and during the quarter ended November 30, 2005, the Company and James Bay mutually agreed to terminate the Agreement (Note 9). As at November 30, 2006, no amounts have been paid or capitalized by the Company with respect to the Strand Fiord Coal Project.

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

The Company elected not to commence with the drilling of the Option Lands, thereby forfeiting its right to a 49% working interest in these properties. As at November 30, 2006, no amounts have been paid or capitalized by the Company with respect to the Option Lands of the Empress Project.

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

November 30, 2006

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

Section 15, Empress Project, Alberta, Canada

On July 22, 2005, the Company executed a farm-in agreement (the “Agreement”) with Blue Scorpion Energy Inc. (“Blue Scorpion”, formerly “1048136 Alberta Ltd.”), a private Alberta company, to acquire a 49% working interest in Section 15 of the Empress Project, located in eastern Alberta, Canada. Under the terms of the Agreement, the Company will earn the 49% working interest by drilling one Earning Well on Section 15 and spudding the Earning Well not later than 30-days after the full execution of the Agreement. The Company elected not to commence with the drilling of the well, thereby forfeiting its right to a 49% working interest. As at November 30, 2006, $3,715USD has been paid and capitalized by the Company with respect to Section 15 of the Empress Project.

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

Cascade Energy, Inc.

(An Exploration Stage Company)

Notes to the Financial Statements

November 30, 2006

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

Under the terms of the Agreement, the Company will earn the 49% working interest by drilling one Test Well. In August, 2005, the Company advanced $374,704 ($450,000 Canadian funds) to the Operator of the property to finance the drilling of the Test Well. In December, 2005, the Company advanced $118,000 ($135,830 Canadian funds) to the Operator of the 7-1 for the completion of the well, and during the quarter ended February 28, 2006, the Company paid an additional $7,412 of exploration costs with respect to this well. The well was determined to be uneconomical and an accrual of $50,637 was recorded at February 28, 2006, for the abandonment of the well. Total cost of the well of $550,753 was allocated to exploration costs. Consequently, no amounts have been capitalized by the Company with respect to the Bolloque Prospect as at November 30, 2006.

Note 4	Related Party Transactions

During the year period ended November 30, 2006 the Company incurred consulting fees of $567,078 (2005 - $39,200) paid or accrued to directors and consultants of the Company.

1

Due from related parties at November 30, 2006, is $672 (2005 - $10,600 due to related parties) comprised of $306 owing to directors for out-of-pocket expenses paid on behalf of the Company and $978 advanced to a director of the Company for travel expenses.

The amounts due to related parties represent advances and unpaid charges due to directors of the Company or to companies with directors in common with the Company and such advances are unsecured, non-interest bearing and have no specific terms of repayment.

Note 5	Income Tax

As at November 30, 2006 and 2005 the Company has non-capital losses and undepreciated capital cost of approximately $ 4,665,819 and $ 1,150,338, respectively, which can be carried forward for tax purposes and are available to reduce taxable income of future years. The non-capital losses expire commencing in 2006 through 2010.

Cascade Energy, Inc.

(An Exploration Stage Company)

Notes to the Financial Statements

November 30, 2006

(Stated in US Dollars)

Note 5	Income Taxes (continued)

(a)	The tax effect of temporary differences that give rise to the Company’s deferred tax assets are as follows:
	2006	2005
Undepreciated capital cost of capital assets Over their net book value	$ 4,665,819	$ 1,150,338
Estimated tax loss carryforward	1,586,378	391,115
Less: valuation allowance	(1,586,378)	(391,115)
	-	-
The valuation allowance reflects the realization of the tax assets is unlikely.

Note 6	Convertible Debentures

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

The secured convertible debenture is convertible into shares of our common stock at any time by dividing the dollar amount being converted by the lower of $0.2902 or 80% of the lowest volume weighted average trading price per share of our common stock for five trading days immediately preceding the conversion date. The interest on the convertible debenture shall accrue on the outstanding principal balance at a rate of 5% per annum. As at November 30, 2006 $130,198 has been charged as an interest expense, $225,928 has been accreted as interest expense on the debenture discount and $490,000 has been recorded as interest penalty as liquidated damages, for a total of $846,126 for the period ended November 30, 2006.

Cascade Energy, Inc.

(An Exploration Stage Company)

Notes to the Financial Statements

November 30, 2006

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

November 30, 2006

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

Cascade Energy, Inc.

(An Exploration Stage Company)

Notes to the Financial Statements

November 30, 2006

(Stated in US Dollars)

Note 7	Discontinued Operations (continued)

The net loss on disposal was determined as follows:

Proceeds on disposal of subsidiary	$ 3,000

Net assets of subsidiary:
Cash	501
Accounts receivable	5,639
Inventory	6,893
Accounts payable	(101,249)
Due to related parties	(92,489)
Due to Cascade Energy, Inc.	(5,998)
Loan payable	(5,870)
(192,573)

Net gain on disposal of subsidiary	$ 195,573

The November 30, 2006 comparative statements do not include the following amounts related to the discontinued operations of the subsidiary.

Note 7	Discontinued Operations

	November 30, 2006	November 30, 2005
Cash	$ -	$ -
Accounts receivable	-	-
Inventory	-	-

Current assets of discontinued operations	$ -	$ -

Bank overdraft	$ -	$ -
Accounts payable	-	-
Due to related parties	-	-
Due to Cascade Energy, Inc.	-	-
Loan payable	-	-

Current liabilities of discontinued operations	$ -	$ -

Accumulated other comprehensive loss from discontinued operations	$ -	$ -

Cascade Energy, Inc.

(An Exploration Stage Company)

Notes to the Financial Statements

November 30, 2006

(Stated in US Dollars)

Note 8	Statement of Cash Flows and Operations from Discontinued Operations of Power Grow System Ltd.

Cash flows from discontinued operations are as follows:

	November 30	November 30
	2006	2005

Cash flows used in operating activities
Gain (Loss) from discontinued operations	$ -	$ (10,060)
Accounts receivable	-	4,929
Bank Overdraft	-	(9,501)
Inventory	-	(84)
Loan payable		(10,940)
Accounts payable	-	(18,243)

Cash used in operating activities	-	(43,899)

Cash flows used by financing activities
Due to related parties	-	29,684
Cash provided by financing activities	-	29,684

Increase (decrease) in cash from discontinued operations prior to disposal	-	14,716

Foreign exchange gain (loss)	-	-

Cash, beginning of period		(501)

Increase (decrease) in cash from discontinued operations during the period	$ -	$ -

Cascade Energy, Inc.

(An Exploration Stage Company)

Notes to the Financial Statements

November 30, 2006

(Stated in US Dollars)

STATEMENTS OF OPERATIONS

FROM DISCONTINUED OPERATIONS OF POWER GROW SYSTEM LTD.

for the period ended November 30, 2006 and February 28, 2005

(Stated in US Dollars)

	For the Period	For the Year
	Ended November 30	Ended February 28
	2006	2005

Sales	$ -	$ 70,077

Cost of sales	-	54,063

Gross profit	-	16,014

Expenses
Accounting and audit fees	-	1,610
Advertising	-	6,315
Auto expenses	-	1,899
Bad debt (recovery)	-	(11,402)
Bank charges and interest	-	1,609
Consulting fees	-	3,585
Investor relations	-	-
Legal fees	-	1,084
Office and general	-	1,702
Rent – NOTE 4	-	1,695
Salaries and benefits	-	237
Telephone	-	3,354
Travel

	-	(23,794)

Loss before the following	-	(7,780)
Write off of Goodwill
Foreign currency translation adjustment	-	(2,280)
Gain on disposal of subsidiary – Note 7	-	195,573

Gain (loss) from discontinued operations	$ -	$ 185,513

Cascade Energy, Inc.

(An Exploration Stage Company)

Notes to the Financial Statements

November 30, 2006

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

On July 17, the Company issued 2,100,840 common shares to Cornell Capital LLP.

On February 1, 2006, the Company entered into consulting agreements with three independent consultants to consult with the Company with respect to the Company’s business and strategic planning and to assist the Company’s President and Board of Directors on an as-requested basis. In consideration for their services, each consultant will be issued 2,000,000 common shares of the Company. The agreements are for a one-year term ending on February 1, 2007, subject to termination as provided in the agreements. All of the 6,000,000 common shares were registered under a registration statement on Form S-8, filed in March, 2006, at an estimated price of $0.30 per common share. All of the shares under these agreements have been issued and a consulting expense of $300,000 was recorded as at November 30, 2006.

Cascade Energy, Inc.

(An Exploration Stage Company)

Notes to the Financial Statements

November 30, 2006

(Stated in US Dollars)

Note 10	Oil and Gas Activities

As of November 30, 2006, the Company had net revenues of $2,503 from the Empress property.

In December of 2005, the Company completed the tie-in of the pipeline for the first Empress Gas Well in Alberta, Canada. The Well has been in production for seven months this fiscal year, but is temporarily shut-in due to weather.

Property	Reserve	Revenue	Amortization	Capitalized Costs	Dry Hole

Empress	Proved	$ 2,503	$ 9,916	$ 153,574	$ -
Empress	Expensed				12,711
Kansas	Expensed	-	-	-	387,857
Bolloque	Expensed	-	-	-	591,751
Coyote Creek	Expensed	-	-	-	510,175

		$ 2,503	$ 9,916	$ 143,658	$1,502,494

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

Cascade Energy, Inc.

(An Exploration Stage Company)

Notes to the Financial Statements

November 30, 2006

(Stated in US Dollars)

Note 10	Oil and Gas Activities (cont’d)

Summary of Company Reserves (Unaudited)
Proved Developed	OIL MSTB		SALES GAS MMscf		NGL Mbbls
	Gross	Net	Gross	Net	Gross	Net

Empress Detrital	-	-	6	3	-	-
Empress Viking	-	-	90	48	-	-

	-	-	96	51	-	-

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

Cascade Energy, Inc.

(An Exploration Stage Company)

Notes to the Financial Statements

November 30, 2006

(Stated in US Dollars)

Note 10	Oil and Gas Activities (cont’d)
		(Unaudited)	(Unaudited)
		2006	2005
	Future cash inflows	$ 45,000	$ -
	Future production and development costs	(22,000)	-
	Future income tax expenses	-	-
	Future net cash flows	23,000	-
	Less effect of a 10% discount factor	(2,300)	-
	Discounted future net cash flows	20,700	-

Principal sources of changes in standardized measure of discounted future net cash flows:

	(Unaudited)	(Unaudited)
	2006	2005
Discounted present value as at beginning of year	$ -	$ -
Sales and transfers of oil and gas, net of production costs	(5,775)	-
Changes in future development costs	-	-
Extensions and discoveries and revisions, net of future production and development costs	26,475	-
Accretion of discount	-	-
Standardized measure, end of period	20,700	-

Costs incurred in Oil and Gas Acquisition, Exploration and Development:

	(Unaudited)	(Unaudited)
	2006	2005
Development costs	$ 153,574	$ -
Exploration costs	1,489,783	-
Acquisition costs
Proved	-	-
Unproved	-	-
	$ 1,640,296	$ -

Note 11	Non-Cash Activities

During the year ended February 28, 2006, the Company recognized a beneficial conversion expense of $5,356,916 related to a convertible debenture (see Note 6) issued to Cornell Capital Partners, LP and the associated warrants issued. This was recalculated at November 30, 2006 and $4,341,216 was recaptured as the associated warrants are significantly out of the money.

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

In October 2005 the pipeline route survey was completed and in November 2005 the Company advanced $146,799 (CAD $174,264) to the Operator of the 11-16 for the Company’s 51% pro-rata portion of the estimated cost to connect the 11-16 to the Altagas gathering system. On December 6, 2005, the Company announced the completion of the construction of the pipeline, and the 11-16 commenced commercial production on December 7, 2005. The Company advanced a further $3,716 during the period ended August 31, 2006 and the Company’s pro-rata portion of net income (after royalties and operating expenses) from the 11-16 totalled $878 for the period ended November 30, 2006 and $5,698 since inception of June 1, 2005.

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

Plan of Operation and Cash Requirements

We anticipate that we will expend approximately $2,125,000 during the twelve-month period ending February 28, 2007 to develop our current portfolio of properties, and for working capital. Our priorities are the identification of additional drill targets of the Empress Prospect and the exploration of other properties for dentification of potential lease acquisitions and subsequent drill targets. These expenditures are broken down as follows:

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

As at November 30, 2006, we had working capital of $23,145 and our cash on hand was $1,859 as at November 30, 2006.

During the nine month period ended November 30, 2006, we capitalized exploration costs of $3,060 and expensed $387,857 on our Empress and Kansas prospects.

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

At November 30, 2006, no value has been recorded for the shares, as they have not been released from escrow. .

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

Results of Operations

For the Year Period Ended November 30, 2006 Compared to the Period Ended November 30, 2005

Net Loss for the Period.

The Company has had only limited operations, and hasn’t yet realized any significant revenues from the sale of oil or gas from any of its prospective lands. The Company has realized a net loss from operations of $4,665,819 since inception. The majority of this loss is due to the recognition of a non-cash beneficial conversion expense of $1,015,700 and finance fees of $480,688 related to the convertible debenture issued to Cornell Capital Partners, LP, dry hole costs of $591,751, $510,175 and $387,857 associated with the Company’s Bolloque, Coyote Creek and Kansas prospects, respectively. A further $12,711 was expended in additional exploration expenses on the Empress project.

Operating Expenses. Operating expenses for the period ended November 30, 2006, totalled $1,091,516. Operating expenses consist primarily of investor relations, legal fees, corporate finance fees and consulting fees. These four items total 78% of total operating expenses

Risks Relating to Our Business:

We have a history of losses which may continue, which may negatively impact our ability to achieve our business objectives.

We incurred net losses of $4,665,819 for the period from June 1, 2005 (inception) to November 30, 2006, and $6,683,038 for the year ended February 28, 2006. We cannot be assured that we can achieve or sustain profitability on a quarterly or annual basis in the future. Our operations are subject to the risks and competition inherent in the establishment of a business enterprise. There can be no assurance that future operations will be profitable. We may not achieve our business objectives and the failure to achieve such goals would have an adverse impact on us.

If we are unable to obtain additional funding our business operations will be harmed and if we do obtain additional financing our then existing shareholders may suffer substantial dilution.

We will require additional funds to sustain and expand our oil and gas exploration activities. We anticipate that we will require up to approximately $2,125,000 to fund our continued operations for the twelve month period ending November 30, 2007, well in excess of the cash on hand of $1,859 as at November 30, 2006. Historically, we have financed these expenditures primarily with proceeds from the sale of debt and equity securities. In order to meet these obligations or acquire any additional business interest, we will have to raise additional funds. We also make offers to acquire oil and natural gas properties in the ordinary course of our business. If these offers are accepted, our capital needs may increase substantially.

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

Item 3. Controls and Procedures

As required by Rule 13a-15 under the Securities Exchange Act of 1934, as of the end of the period covered by this report, being November 30, 2006, we have carried out an evaluation of the effectiveness of the design and operation of our company’s disclosure controls and procedures. This evaluation was carried out under the supervision and with the participation of our company’s management, including our company’s president and our chief financial officer. Based upon that evaluation, our company’s president and our chief financial officer concluded that our company’s disclosure controls and procedures are effective as at the end of the period covered by this report. There have been no significant changes in our internal controls over financial reporting that occurred during our most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect our internal controls over financial reporting.

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
14.	On July 13, 2006 the Company file a Form 8-K relating to the decision to abandon further work and cost on the Kansas project

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CASCADE ENERGY, INC.

By:./s/ Scott Marshall

Scott Marshall,

President and Director

(Principal Executive Officer)

By: /s/ Chris Foster

Chris Foster,

Director

Date: January 19, 2007

By: /s/ Dane Brown

Dane Brown,

Vice President, Corporate Development, and Director

Director

Date: January 19, 2007