Form 10-Q
period 2014-09-30
CASCADE ENERGY, INC.
filed 2015-02-10
CIK 1290504

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2014

Or

[  ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________ to __________________

Commission File Number:  0001290504

CASCADE ENERGY, INC.

(Exact name of registrant as specified in its charter)

Nevada	41-2122221
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

2724 Otter Creek Ct., Suite 101, Las Vegas, Nevada 89117-1732

(Address of principal executive offices) (Zip Code)

1-250-954-0263

(Registrant’s telephone number, including area code)

______________

(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the

Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [  ]  No [X]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes [  ]  No [X]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer [ ]	Accelerated filer [ ]
Non-accelerated filer [ ]	Smaller reporting company [X]
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [  ]  No [X]

APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY PROCEEDINGS DURING THE PRECEDING FIVE YEARS

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a  court. Yes [  ]  No [X]

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date. Issued and outstanding 159,321,890 common shares as at February 9, 2015

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

The accompanying unaudited financial statements have been prepared in accordance with the instructions to Form 10-QSB and Item 310(b) of Regulation S-B, and, therefore, do not include all information and footnotes necessary for a complete presentation of financial position, results of operations, cash flows, and stockholders’ equity in conformity with generally accepted accounting principles. In the opinion of management, all adjustments considered necessary for a fair presentation of the results of operations and financial position have been included and all such adjustments are of a normal recurring nature. Operating results for the nine and three months ended September 30, 2014 are not necessarily indicative of the results than can be expected for the year ended December 31, 2014.

The financial statements are attached to this report

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations.

For the nine month Period Ended September 30, 2014 Compared to the same Period Ended September 30, 2013 Net Profit for the Period was $ 18,439 (2013 $ 34,673). The Company has had only limited operations, and hasn’t yet realized any significant revenues from the sale of various products. The Company has realized a net loss from operations of $4,797,346 since inception.

Our independent accountant has expressed substantial doubt about our ability to continue as a going concern, which may hinder our ability to obtain future financing. In his report dated January 12, 2015, our independent accountant stated that our financial statements for the fiscal year ended December 31, 2014 are being prepared assuming that we would continue as a going concern. Our ability to continue as a going concern is an issue raised as a result of recurring losses from operations. We continue to experience net operating losses. Our ability to continue as a going concern is subject to our ability to obtain necessary funding from outside sources, including obtaining additional funding from the sale of our securities. Our continued net operating losses increase the difficulty in meeting such goals and there can be no assurances that such methods will prove successful. We have a limited operating history and if we are not successful in continuing to grow our business, then we may have to scale back or even cease our ongoing business operations. We have yet to generate positive earnings and there can be no assurance that we will ever operate profitably.

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

Our compliance with the Sarbanes-Oxley Act and SEC rules concerning internal controls may be time consuming, difficult and costly for us. It may be time consuming, difficult and costly for us to develop and implement the internal controls and reporting procedures required by the Sarbanes-Oxley Act. We may need to hire additional financial reporting, internal controls and other finance staff in order to develop and implement appropriate internal controls and reporting procedures. If we are unable to comply with the internal controls requirements of the Sarbanes-Oxley Act, we may not be able to obtain the independent accountant certifications that the Sarbanes-Oxley Act requires publicly-traded companies to obtain develop and implement appropriate internal controls and reporting procedures. If we are unable to comply with the internal controls requirements of the Sarbanes-Oxley Act, we may not be able to obtain the independent accountant certifications that the Sarbanes-Oxley Act requires publicly-traded companies to obtain.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk.

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

In addition to the “penny stock” rules described above, the National Association of Securities Dealers Inc. has adopted rules that require that in recommending an investment to a customer, a broker-dealer must have reasonable grounds for believing that the investment is suitable for that customer. Prior to recommending speculative low priced securities to their non-institutional customers, broker-dealers must make reasonable efforts to obtain information about the customer’s financial status, tax status, investment objectives and other information. Under interpretations of these rules, the National Association of Securities Dealers Inc. believes that there is a high probability that speculative low priced securities will not be suitable for at least some customers. The National Association of Securities Dealers Inc. requirements make it more difficult for broker dealers to recommend that their customers buy our shares of common stock, which may limit your ability to buy and sell our shares of common stock and have an adverse effect on the market for its shares.

Item 4.  Controls and Procedures.

As required by Rule 13a-15 under the Securities Exchange Act of 1934, as of the end of the period covered by this report, being September 30, 2014, we have carried out an evaluation of the effectiveness of the design and operation of our company’s disclosure controls and procedures. This evaluation was carried out under the supervision and with the participation of our company’s management, including our company’s president and our chief financial officer. Based upon that evaluation, our company’s president and our chief financial officer concluded that our company’s disclosure controls and procedures are effective as at the end of the period covered by this report. There have been no significant changes in our internal controls over financial reporting that occurred during our most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect our internal controls over financial reporting. Disclosure controls and procedures and other procedures that are designed to ensure that information required to be disclosed in our reports filed or submitted under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported, within the time period specified in the Securities and Exchange Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in our reports filed under the Securities Exchange Act of 1934 is accumulated and communicated to management, including our president and our chief financial officer as appropriate, to allow timely decisions regarding required disclosure.

PART  II - OTHER INFORMATION

Item 1. Legal Proceedings.

To the best of our knowledge the company is not a party to any legal proceedings.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

The company has not issued any shares during the past three fiscal years and has funded itself through the issue of a convertible promissory note and from cash advances from related parties.

Item 3. Defaults Upon Senior Securities.

None

Item 4. Mine Safety Disclosures.

Not applicable

Item 5. Other Information.

On September 30, 2014 the company held a special general meeting at which a new board of four directors was appointed followed by approval of a stock consolidation (reverse split) on the following basis one new share for each 25 shares presently held.(1- 25) the final piece of business discussed was the acquisition of nano tech West Inc. either by merger  or acquisition. This acquisition is predicated on the basis of the company completing a stock consolidation (reverse split) before the merger or acquisition can be finalized.

Item 6. Exhibits.

The Financial statements are attached

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CASCADE ENERGY, INC.

(Registrant)

/s/ Robert Hughes

Robert Hughes

Director, President and CEO

Date: February 10, 2015

February 5, 2015

To the Directors

Cascade Energy, Inc.

Las Vegas, Nevada

Dear Sirs:

Please find enclosed unaudited financial statements as at September 30, 2014, which have been prepared based on the limited information provided to us by the former management, and are therefore subject to change.

Thank you

Cascade Energy, Inc.

/s/ Robert Hughes

Robert Hughes

President

2724 Otter Creek Ct, Suite 101. Las Vegas, Nevada 89117          (250) 954-0263

Unaudited Financial Statements

(Expressed in U.S. Dollars) as at September 30, 2014

Index	Page Number
Balance Sheet	F-1
Statements of Operations F-2
Statements of Operations for the 3rd quarter	F-3
Statements of Cash Flows	F-4
Notes to Financial Statements	F-5-7

CASCADE ENERGY, INC.

(A Development Stage Company)

Balance Sheet

As at September 30, 2014 & 2013

	Sep 30, 14	Sep 30, 13
ASSETS
Current Assets
Checking/Savings
Cash	1,250.00	3,432.00
Total Checking/Savings	1,250.00	3,432.00
Accounts Receivable
Trade A/R	0.00	6,119.00
Total Accounts Receivable	0.00	6,119.00
Other Current Assets
Inventory	0.00	1,315.00
Other receivable	0.00	5,728.00
Total Other Current Assets	0.00	7,043.00
Total Current Assets	1,250.00	16,594.00
TOTAL ASSETS	1,250.00	16,594.00
LIABILITIES & EQUITY
Liabilities
Current Liabilities
Accounts Payable
A/P & accrued liabilities	11,610.00	15,439.00
Other payables	0.00	980.00
Taxes payable	0.00	482.00
Total Accounts Payable	11,610.00	16,901.00
Total Current Liabilities	11,610.00	16,901.00
Long Term Liabilities
Convertible promissory note	39,000.00	178,000.00
Total Long Term Liabilities	39,000.00	178,000.00
Total Liabilities	50,610.00	194,901.00
Equity
Additional paid in capital	4,569,225.00	4,473,558.00
Common Stock	159,322.00	159,322.00
Opening Balance Equity	0.00	(308.00)
Preferred Stock	1,000.00	1,000.00
Retained Earnings	(4,797,346.00)	(4,846,552.00)
Net Income	18,439.00	34,673.00
Total Equity	(49,360.00)	(178,307.00)
TOTAL LIABILITIES & EQUITY	1,250.00	16,594.00

The accompanying footnotes are an integral part of these financial statements.

CASCADE ENERGY, INC.

(A Development Stage Company)

Statements of Operations

As at September 30, 2014 & 2013

	Jan - Sep 14	Jan - Sep 13
Ordinary Income/Expense
Income
Sales	149,560.00	293,965.00
Total Income	149,560.00	293,965.00

Cost of Goods Sold
Cost of sales	122,349.00	235,420.00
Total COGS	122,349.00	235,420.00

Gross Profit	27,211.00	58,545.00

Expense
Administration	3,699.00	17,308.00
Dues and Licenses	1,600.00	0.00
Professional Fees	660.00	0.00
Selling expense	813.00	6,564.00
Transfer agent	2,000.00	0.00
Total Expense	8,772.00	23,872.00

Net Ordinary Income	18,439.00	34,673.00
Net Income	18,439.00	34,673.00

The accompanying footnotes are an integral part of these financial statements.

CASCADE ENERGY, INC.

(A Development Stage Company)

Statement of operations for the 3rd quarter

Ended September 30, 2014

	Jun - Sep 14	Jun - Sep 13
Ordinary Income/Expense
Income
Sales	(3,203.00)	163,728.00
Total Income	(3,203.00)	163,728.00

Cost of Goods Sold
Cost of sales	0.00	131,120.00
Total COGS	0.00	131,120.00

Gross Profit	(3,203.00)	32,608.00

Expense
Administration	2,500.00	1,286.00
Dues and Licenses	1,600.00	0.00
Professional Fees	660.00	0.00
Selling expense	0.00	871.00
Transfer agent	2,000.00	0.00
Total Expense	6,760.00	2,157.00

Net Ordinary Income	(9,963.00)	30,451.00
Net Income	(9,963.00)	30,451.00

The accompanying footnotes are an integral part of these financial statements.

CASCADE ENERGY, INC.

(A Development Stage Company)

Statements of Cash Flows

As at September 30, 2014 & 2013

	Jan - Sep 14	Jan - Sep 13
OPERATING ACTIVITIES
Net Income	18,439.00	34,673.00
Adjustments to reconcile Net Income
to net cash provided by operations:
Trade A/R	7,746.00	3,131.00
Inventory	1,665.00	(855.00)
Other receivable	7,250.00	4,752.00
Prepaid account	0.00	118.00
A/P & accrued liabilities	(7,933.00)	(12,401.00)
Other payables	(980.00)	(74.00)
Taxes payable	(482.00)	(97.00)
Net cash provided by Operating Activities	25,705.00	22,955.00

INVESTING ACTIVITIES
Fixed asset - NBV	0.00	11,598.00
Net cash provided by Investing Activities	0.00	11,598.00

FINANCING ACTIVITIES
Convertible promissory note	(139,000.00)	20,000.00
Additional paid in capital	110,201.00	(54,672.00)
Additional paid in capital	0.00	(308.00)
Net cash provided by Financing Activities	(28,799.00)	(34,980.00)

Net cash increase for period	(3,094.00)	(427.00)
Cash at beginning of period	4,344.00	3,859.00
Cash at end of period	1,250.00	3,432.00

The accompanying footnotes are an integral part of these financial statements.

CASCADE ENERGY, INC.

(A Development Stage Company)

Notes to Financial Statements

As at September 30, 2014 & 2013

Note 1 Nature and Continuance of Operations

At September 30, 2014, the Company had a working capital deficit of $10,360 and has incurred losses since inception totaling $4,797,346 and has yet to achieve profitable operations. The Company’s ability to continue as a going concern is dependent on raising additional capital to fund future operations and ultimately to attain profitable operations. Accordingly, these factors raise substantial doubt as to the Company’s ability to continue as a going concern. These financial statements do not give effect to adjustments that would be necessary to the carrying values and classification of assets and liabilities should the Company be unable to continue as a going concern. The Company was incorporated on December 23, 2003 in the State of Nevada and has adopted December 31 as its fiscal year end.

Note 2 Summary of Significant Accounting Policies

Cash

For purposes of the statement of cash flows, the Company considers all investment instrument purchased with a maturity of three months or less to be cash equivalents.

Accounting Estimates

These financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America. Because a precise determination of many assets and liabilities is dependent upon future events, the preparation of financial statements for a period necessarily involves the use of estimates which have been made using careful judgment. Actual results may differ from these estimates. The financial statements, in management’s opinion, have been properly prepared within reasonable limits of materiality and within the framework of the significant accounting policies summarized below:

Financial Instruments

The carrying values of the Company’s financial instruments, consisting of cash, accounts receivable, due from related parties, accounts payable and note payable approximate their fair value due to the short maturity of such instruments. Unless otherwise noted, it is management’s opinion that the Company is not exposed to significant interest, currency or credit risks arising from these financial instruments. The Company maintains the majority of its cash balances with one financial institution, in the form of demand deposits. For accounts receivable, the Company estimates, on a continuing basis, the probable losses and provides a provision for losses based on the estimated realizable value. The Company is exposed to fluctuations in foreign currencies through its operations in the United States. The Company monitors this exposure, but has no hedge positions. As at September 30, 2014, the Company had cash totaling $1,250 (2013: $3,432) held in US dollars. Fixed Assets Fixed Assets are stated at cost. Maintenance and repairs are charged to operations;

Improvements are capitalized.

The cost of fixed assets sold or otherwise disposed of and the accumulated amortization thereon is eliminated from the fixed asset and related accumulated amortization accounts, and any resulting gain or loss is credited or charged to income.

CASCADE ENERGY, INC.

(A Development Stage Company)

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

Revenues

The Company recognizes revenue from various interests. Shipping and handling costs in connection with such deliveries are included in production costs. Revenue under carried interest agreements is recorded in the period when the net proceeds become receivable, measurable and collection is reasonably assured. The time the net revenues become receivable and collection is reasonably assured and depends on the terms and conditions of the relevant agreements and the practices followed by the operator. As a result, net revenues may lag the production month by one or more months.

New Accounting Standards

Management does not believe that any recently issued but not effective accounting standards if currently adapted could have a material effect on the accompanying financial statements.

Note 3 Agreement with Nano Tech West, Inc.

At a Special General Meeting Held September 30, 2014 the shareholders agreed to either merge or acquire Nano Tech West, Inc., an the basis of a share exchange, the agreement is dependent on the company consolidating its common shares on the basis of one new share being exchanged for twenty five existing common shares (1 for 25), as of the date of these statements this event has not yet taken place.

Note 4 Related party transactions

During the period ended September 30, 2014 Hughes Maritime Corp. (controlled by the president) charged the company $2,500 for administration, 2013 nil. There were also $3,310 in advances payable to related parties (2013 nil).

Note 5 Income tax

As at September 30, 2014 and 2013 the Company has non-capital losses sufficient to wipe out any potential tax liability.

CASCADE ENERGY, INC.

(A Development Stage Company)

Note 6 Convertible Promissory Note

On June 26, 2012 the company executed a convertible promissory note in the amount of $100,000 the balance outstanding as at September 30, 2014 was $39,000 (2013 $178,000) the convertible promissory note can be converted into common shares on the basis of 1 new share for each $ 0.0001 of debt.

Note 7 Discontinued Operations

In September 2014 new management acquired control of the company, and the previous operations were discontinued at that time, and present management determined to bring the company current in its filings, and to proceed with the acquisition or merger with Nano Tech West, Inc.

Note 9 Capital Stock

On September 30, 2014, the Shareholders approved a reverse split of its common stock on the basis of 1 new share for 25 old shares. The number of shares referred to in these financial statements have not been restated until such time as the Reverse split has been accomplished. The Company's capitalization is 988,000,000 common shares, Issued and outstanding 159,321,890 with a par value of $0.001 per share and 10,000,000 preferred shares Issued and outstanding 1,000,000 with a par value of $0.001 per share.