Form 10-K
period 2014-12-31
CASCADE ENERGY, INC.
filed 2015-02-17
CIK 1290504

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

_____________

FORM 10-K

_____________

(Mark One)

[X]  ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2014

[  ]  TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________________ to ____________________

Commission File Number 000-1290504

CASCADE ENERGY, INC.

(Exact name of registrant as specified in its charter)

Nevada	41-2122221
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

2724 Otter Creek Ct., Suite 101, Las Vegas, Nevada 89117-1732

(Address of principal executive offices)

Registrant’s telephone number, including area code: (250) 954-0263

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  Yes [  ] No [X]

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.  Yes [  ] No [X]

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports); and (2) has been subject to such filing requirements for the past 90 days. Yes [  ] No [X]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 229.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes [  ] No [X]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  [   ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.

Large accelerated filer [ ]	Accelerated file [ ]
Non-accelerated filer [ ]	Smaller reporting company [X]
(Do not check if a smaller reporting company)

Indicate by check mark whether the issuer is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [  ] No [X]

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter: $0.00 based on a price of $0.00, which was the last price at which our common equity was last sold as of June 30, 2014.

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.  The number of shares of the registrant’s common stock, without par value, outstanding as of December 31, 2014 was 159,321,890.

PART I

Item 1. Business.

At this time at this time the company is continuing to work on getting its records in order to continue with the acquisition of Nano Tech West, Inc. This is expected to be completed during the first quarter of 2015. Once that is completed the company will embark on marketing the Nanotech products .

Item 1A. Risk Factors.

Item 1B. Unresolved Staff Comments.

The company is not aware of any issues with the SEC or any other regulatory body

Item 2. Properties.

The Company owns no property

Item 3. Legal  Proceedings.

The company is not aware of any legal actions against the company

Item 4. Mine Safety Disclosures.

Not applicable

PART II

Item 5. Market  for  Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

(a)

No securities were sold by the company during the past two years

(b)

no change

(c)

There were no purchases or repurchases of the company’s securities in the past 12 months

Item 6. Selected Financial  Data.

Please refer to the unaudited financial statements attached

Item 7. Management's   Discussion   and Analysis  of  Financial   Condition  and  Results  of   Operations.

Forward-Looking Statements

This report contains forward-looking statements as that term is defined in the Private Securities Litigation

Reform Act of 1995. These statements relate to future events or our future financial performance. In some cases, you can identify forward-looking statements by terminology such as “may”, “should”, “expects”, “plans”, “anticipates”, “believes”, “estimates”, “predicts”, “potential” or “continue” or the negative of these terms or other comparable terminology. These statements are only predictions and involve known and unknown risks, uncertainties and other factors, including the risks in the section entitled “Risk Factors” that may cause our or our industry’s actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by these forward-looking statements. Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements. Except as required by applicable law, including the securities laws of the United States, we do not intend to update any of the forward-looking statements to conform these statements to actual results. Our financial statements are stated in United States dollars and are prepared in accordance with United States Generally Accepted Accounting Principles. In this quarterly report, unless otherwise specified, all dollar amounts are expressed in United States dollars. All references to “common shares” refer to the common shares in our capital stock.

As used in this quarterly report, the terms “we”, “us”, “our company”, and “Cascade” mean Cascade Energy, Inc., a Nevada corporation, unless otherwise indicated.

Corporate events

Cascade Energy Inc., (formerly Pro Tech holdings Ltd) was incorporated under the rules of the State of Nevada on December 23, 2003 and the name was changed to Cascade Energy Inc. on April 28, 2005.

At a special general meeting held September 30, 2014 the previous board resigned and was replaced by four new directors representing a new management group. At the meeting the shareholders agreed to a reverse split (or consolidation) on the basis of one new share for each 25 shares presently held.

The next item of business was the acquisition of all possible merger of the company with Nano Tech West Inc. a company with holdings with an environmentally friendly method of utilizing nano technology.

Current Business

For the twelve month Period Ended December 31, 2014 Compared to the same Period Ended December 31, 2013 Net Profit for the Period was $ 11,809.37 (2013 $ 49,206.) The Company has had only limited operations, and hasn’t yet realized any significant revenues from the sale of various products. The Company has realized A Net loss from operations of $4,797,346 since inception.

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

Plan of operation and cash requirements

We anticipate that we will expend approximately $3,250,000 during the 12 month period ended December 31, 2015. This is the amount budgeted to develop the Nano Tech business and completion of the acquisition expected to be mid-to-late March 2050.

Major expenditures during the next 12 months required to develop the Nano Tech business.

Research and development	$ 1,750,000
Develop a sales force and open offices	$ 1,000,000
General administration cost will	$ 250,000
Working capital	$ 250,000
Total budget for 2015	$ 3,250,000

Liquidity and capital resources

Cash and cash equivalents from inception have been insufficient to provide the operating capital necessary to operate the company. The necessary capital required by the company was initially percent provided by the new management team. Going forward we anticipate being able to raise sufficient capital by private placements and by venture capital funding.

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

Item 7A. Quantitative and Qualitative Disclosures about Market Risk.

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

Item 8. Financial Statements and Supplementary Data.

Please refer to the unaudited financial statements as at December 31, 2014 and 2013 listed below

The accompanying unaudited financial statements have been prepared in accordance with the instructions to Form 10-K, include all information and footnotes necessary for a complete presentation of financial position, results of operations, cash flows, and stockholders’ equity in conformity with generally accepted accounting principles. In the opinion of management, all adjustments considered necessary for a fair presentation of the results of operations and financial position have been included and all such adjustments are of a normal recurring nature. Complete Operating results for the twelve months ended December 31, 2014 are noted in the financial statements listed below;

February 9, 2015

To the directors

Cascade Energy, Inc.

Las Vegas Nevada

Dear Sirs:

Please find enclosed the unaudited financial statements of the Company as at December 31, 2014. These financial statements have been prepared by management from material provided by us to us by the vendors of the company. Which information is severely lacking and we are unable at this time to get the accounts audited.

These statements are subject to review and may be changed or updated as new information becomes available.

Thank you

/s/ Robert Hughes

Robert Hughes

President

Cascade Energy, Inc.

2724 Otter Creek Ct., Suite 101, Las Vegas, Nevada 891117     (250) 954-0263

Unaudited Financial Statements

(Expressed in U.S. Dollars) as at December 31, 2014

CASCADE ENERGY INC.

(A Development Stage Company)

Balance Sheet

As at December 31, 2014 & 2013

	Dec 31, 14	Dec 31, 13
ASSETS
Current Assets
Checking/Savings
Cash	1,223.12	4,344.00
Total Checking/Savings	1,223.12	4,344.00

Accounts Receivable
Trade A/R	0.00	7,746.00
Total Accounts Receivable	0.00	7,746.00

Other Current Assets
Inventory	0.00	1,665.00
Other receivable	1,600.00	7,250.00
Total Other Current Assets	1,600.00	8,915.00

Total Current Assets	2,823.12	21,005.00

TOTAL ASSETS	2,823.12	21,005.00

LIABILITIES & EQUITY
Liabilities
Current Liabilities
Accounts Payable
A/P & accrued liabilities	19,812.55	19,543.00
Other payables	0.00	980.00
Taxes payable	0.00	482.00
Total Accounts Payable	19,812.55	21,005.00

Total Current Liabilities	19,812.55	21,005.00

Long Term Liabilities
Convertible promissory note	39,000.00	178,000.00
Total Long Term Liabilities	39,000.00	178,000.00

Total Liabilities	58,812.55	199,005.00

Equity
Additional paid in capital	4,569,225.00	4,459,024.00
Common Stock	159,322.00	159,322.00
Preferred Stock	1,000.00	1,000.00
Retained Earnings	(4,797,346.00)	(4,846,552.00)
Net Income	11,809.57	49,206.00
Total Equity	(55,989.43)	(178,000.00)

TOTAL LIABILITIES & EQUITY	2,823.12	21,005.00

The accompanying notes are an integral part of these financial statements.

CASCADE ENERGY INC.

(A Development Stage Company)

Statements of Operations

As at December 31, 2014 & 2013

	Jan - Dec 14	Jan - Dec 13
Ordinary Income/Expense
Income
Sales	149,560.00	372,107.00
Total Income	149,560.00	372,107.00

Cost of Goods Sold
Cost of sales	122,349.00	298,000.00
Total COGS	122,349.00	298,000.00

Gross Profit	27,211.00	74,107.00

Expense
Administration	6,199.00	17,921.00
Dues and Licences	2,365.59	0.00
Office Supplies	113.84	0.00
Professional Fees	2,060.00	0.00
Selling expense	813.00	6,980.00
Transfer agent	3,850.00	0.00
Total Expense	15,401.43	24,901.00

Net Ordinary Income	11,809.57	49,206.00

Net Income	11,809.57	49,206.00

The accompanying notes are an integral part of these financial statements.

CASCADE ENERGY INC.

(A Development Stage Company)

Statement of Operations

For the 4th Quarter ended December 31, 2014

	Oct - Dec 14	Oct - Dec 13
Ordinary Income/Expense
Income
Sales	0.00	78,142.00
Total Income	0.00	78,142.00

Cost of Goods Sold
Cost of sales	0.00	62,580.00
Total COGS	0.00	62,580.00

Gross Profit	0.00	15,562.00

Expense
Administration	2,500.00	613.00
Dues and Licences	765.59	0.00
Office Supplies	113.84	0.00
Professional Fees	1,400.00	0.00
Selling expense	0.00	416.00
Transfer agent	1,850.00	0.00
Total Expense	6,629.43	1,029.00

Net Ordinary Income	(6,629.43)	14,533.00

Net Income	(6,629.43)	14,533.00

The accompanying notes are an integral part of these financial statements.

CASCADE ENERGY INC.

(A Development Stage Company)

Statements of Cash Flows

As at December 31, 2014 & 2013

	Jan - Dec 14	Jan - Dec 13
OPERATING ACTIVITIES
Net Income	11,809.57	49,206.00
Adjustments to reconcile Net Income
to net cash provided by operations:
Trade A/R	7,746.00	(4,758.00)
Inventory	1,665.00	(1,235.00)
Other receivable	5,650.00	3,230.00
Prepaid account		118.00
A/P & accrued liabilities	269.55	(8,297.00)
Other payables	(980.00)	(74.00)
Taxes payable	(482.00)	(97.00)
Net cash provided by Operating Activities	25,678.12	38,093.00

INVESTING ACTIVITIES
Fixed asset - NBV	0.00	11,598.00
Net cash provided by Investing Activities	0.00	11,598.00

FINANCING ACTIVITIES
Convertible promissory note	(139,000.00)	20,000.00
Additional paid in capital	110,201.00	(69,206.00)
Net cash provided by Financing Activities	(28,799.00)	(49,206.00)

Net cash increase for period	(3,120.88)	485.00
Cash at beginning of period	4,344.00	3,859.00
Cash at end of period	1,223.12	4,344.00

The accompanying notes are an integral part of these financial statements.

CASCADE ENERGY INC.

(A Development Stage Company)

Notes to Financial Statements

As at December 31, 2014 & 2013

Note 1  Nature and Continuance of Operations

At December 31, 2014, the Company had a working capital deficit of $16,989 ($0.00 in 2013) and has incurred losses since inception totalling $4,797,346 and has yet to achieve profitable operations. The Company’s ability to continue as a going concern is dependent on raising additional capital to fund future operations and ultimately to attain profitable operations. Accordingly, these factors raise substantial doubt as to the Company’s ability to continue as a going concern. These financial statements do not give effect to adjustments that would be necessary to the carrying values and classification of assets and liabilities should the Company be unable to continue as a going concern. The Company was incorporated on December 23, 2003 in the State of Nevada and has adopted December 31 as its fiscal year end.

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

Financial Instruments

The carrying values of the Company’s financial instruments, consisting of cash, accounts receivable, due from related parties, accounts payable and note payable approximate their fair value due to the short maturity of such instruments. Unless otherwise noted, it is management’s opinion that the Company is not exposed to significant interest, currency or credit risks arising from these financial instruments. The Company maintains the majority of its cash balances with one financial institution, in the form of demand deposits. For accounts receivable, the Company estimates, on a continuing basis, the probable losses and provides a provision for losses based on the estimated realizable value. The Company is exposed to fluctuations in foreign currencies through its operations in the United States. The Company monitors this exposure, but has no hedge positions. As at December 31, 2014, the Company had cash totalling $2,832. (2013: $21,005) held in US dollars. Fixed Assets Fixed Assets are stated at cost. Maintenance and repairs are charged to operations; Improvements are capitalized.

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

Note 3  Agreement with Nano Tech West, Inc.

At a Special General Meeting Held September 30, 2014 the shareholders agreed to either merge or acquire Nano Tech West, Inc., an the basis of a share for share deal, the agreement is dependent on the company consolidating its common shares on the basis of one new share being exchanged for twenty five existing common shares (1 for 25), as of the date of these financial statements this event has not yet taken place.

Note 4  Related party transactions

During the year ended December 31, 2014 Hughes Maritime Corp. (controlled by the president) charged and accrued $5,000 for administration (2013 nil). There were also $6,365 in advances payable to related parties (2013 nil).

Note 5  Income tax

As at December 31, 2014 and 2013 the Company has non-capital losses sufficient to wipe out any potential tax liability.

Note 6  Convertible promissory note

On 26 June 2012 the company executed a convertible promissory note in the amount of $100,000 the balance outstanding as at December 31, 2014 was $39,000 (2013 $178,000) the convertible promissory note can be converted into common shares on the basis of 1 new share for each $ 0.0001 of debt.

Note 7  Discontinued Operations

In September 2014 new management acquired control of the company, and the previous operations were discontinued at that time, and present management determined to bring the company current in its filings, and to proceed with the acquisition or merger with Nano Tech West, Inc.

Note 8  Capital Stock

On September 30, 2014, the Shareholders approved a reverse split of its common stock on the basis of 1 new share for 25 old shares. The number of shares referred to in these financial statements have not been restated until such time as the Reverse split has been accomplished. The Company's capitalization is 988,000,000 common shares, of which 159,321,890 are issued and outstanding, with a par value of $0.001 per share and 5,000,000 preferred shares, of which 1,000,000 are issued and outstanding, with a par value of $0.001 per share.

Item 9. Disagreements with Accountants on Accounting and Financial Disclosure.

There were no disagreements with our auditor or with our accounting personnel

Item 9A. Controls and Procedures.

As required by Rule 13a-15 under the Securities Exchange Act of 1934, as of the end of the period covered by this report, being December 31, 2014, we have carried out an evaluation of the effectiveness of the design and operation of our company’s disclosure controls and procedures. This evaluation was carried out under the supervision and with the participation of our company’s management, including our company’s president and our chief financial officer. Based upon that evaluation, our company’s president and our chief financial officer concluded that our company’s disclosure controls and procedures are effective as at the end of the period covered by this report. There have been no significant changes in our internal controls over financial reporting that occurred during our most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect our internal controls over financial reporting. Disclosure controls and procedures and other procedures that are designed to ensure that information required to be disclosed in our reports filed or submitted under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported, within the time period specified in the Securities and Exchange Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in our reports filed under the Securities Exchange Act of 1934 is accumulated and communicated to management, including our president and our chief financial officer as appropriate, to allow timely decisions regarding required disclosure.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

All directors of our company hold office until the next annual meeting of the stockholders or until their successors have been elected and qualified. The officers of our company are appointed by our board of directors and hold office until their death, resignation or removal from office. Our directors and executive officers, their ages, positions held, and duration as such, are as follows:

Name	Position	Age	Date of first appointment
Berry, Blair Harrison	Director	50	September 30, 2014
Brown, James	Director and secretary	48	September 30, 2014
Giovanetto, David	Director and vice president	47	September 30, 2014
Hughes, Robert	Director president and CEO	78	September 5, 2014

Business Experience

The following is a brief account of the education and business experience of each director, executive officer and key employee during at least the past five years, indicating each person’s principal occupation during the period, and the name and principal business of the organization by which he was employed.

Blair Harrison Berry, age 50, director. Mr. Berry divides his time between BC Canada, Nevada and Mexico and is retired from a 20 year career in the international shipping industry. During his maritime career he developed a keen business sense and after being an investor in businesses, he then became a business consultant to small and growing companies. He retired from the Maritime industry in 2001 and has consulted to several diverse businesses where his previous experience in corporate structuring enabled new and fresh thinking business strategies to be effected. His international business experience has enabled those companies to actively grow the business.

James Brown, age 48, director and secretary. Mr. Brown recently joined the Company as Secretary and Director and prior to joining the Company was a Managing Director for an international Private Equity Company holding investments in the mining and Technology industries, where he served from 2009 to the day he joined the company. Mr. Brown has previously operated several Canadian businesses including a short time in the financial services sector and was also involved in the Canadian Forest Product industry.

David Giovanetto, age 47, director and Vice President. David is an entrepreneurial professional with 12 years’ experience for private companies, most recently as a remediation specialist involved with on-site operations in the energy sector in Alberta, Canada. In addition to years of progressive experience as a corporate development consultant, Mr. Giovanetto has completed his degree in international business at Mount Royal University (2012) and holds a Bachelor of Science degree from the University of Calgary, in addition to completing several non-degree courses, also at the University of Calgary. Mr. Giovanetto has a strong managerial background with the strategic and tactical vision to develop and execute sophisticated plans in addition to proficiency in developing start-ups. He joined Nanotech in 2013, but from 2010 to 2013, he was employed as an environmental consultant, and prior to that, from 2006 to 2010, he was employed as a consultant to 74305 AB Ltd. From 1998 to 2006, he was the Project Coordinator for Wasteco Environmental, dealing with all forms of contamination and reclamation in soil and soil recovery activities.

Robert Hughes, age 78, director, President and CEO, obtained his formal education in the United Kingdom, emigrating to Canada in 1957. He worked for several multi-national companies between 1957 and 1966, at which time he moved to British Columbia and began working for a Chartered Accounting Firm. In 1967, he started a mining company, Interprovincial Silver Mines Ltd, which he led through its public listing process in 1967, and remained with that company until 2005, at which point he retired. He has served as president or secretary/treasurer for numerous companies, to include Adanac Mining Ltd., Ariel Resources Ltd., Advance International Inc., Avance Venture Corp, General Energy Corp. and Gold Cup Resources Ltd.

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

Item 11. Executive Compensation.

SUMMARY COMPENSATION TABLE
		Annual Compensation			Long Term Compensation
					Awards		Payouts
Name and Principal Position	Year	Salary	Bonus	Other Annual Compen sation	Securities Underlying Options/ SARs Granted	Restricted Shares or Restricted Share Units	LTIP Payouts	All other Compensation
James Brown, Secretary	2014	$0.00	Nil	Nil	0	0	Nil	Nil
David Giovanetto, Vice president	2014	$0.00	Nil	Nil	0	0	Nil	Nil
Blair Harrison Berry, Director	2014	$0.00	Nil	Nil	0	0	Nil	Nil
Robert Hughes, President and CEO	2014	$0.00	Nil	Nil	0	0	Nil	Nil
Sasa Vasiljevic, Former president and CEO (resigned September 9, 2014)	2014 2013 2012 2011	$0.00 $0.00 $0.00 $0.00	Nil Nil Nil Nil	Nil Nil Nil Nil	0 0 0 0	0 0 0 0	Nil Nil Nil Nil	Nil Nil Nil Nil

Item 12.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

No member of the board holds any shares of the company, and as at December 31, 2014 there are no stock options outstanding .

Item 13. Certain Relationships and Related Transactions, and Director Independence.

Robert Hughes the president of the company is also the president of Hughes Maritime Corp., which company billed the company a total of $ 5,000.00 for administration of the company during the 4th quarter of 2014, the amount is included in the accounts payable as at December 31, 2014.

Item 14. Principal Accounting Fees and Services.

(a)

Audit fees no Audit fees were paid in the past two years as all financial statements were prepared by management.

(b)

Audit-Related Fees Please refer to the response to item (a) above

(c)

Tax Fees  Please refer to the response to item (a) above

(d)

All Other Fees Please refer to the response to item (a) above

(e)

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

(f)

Not applicable

PART IV

Item 15. Exhibits, Financial Statement Schedules.

(a)

List the following documents filed as a part of the report:

(1)

All financial statements;

(2)

Those financial statement schedules required to be filed by Item 8ofthis form and by paragraph (b) below.

(3)

Those exhibits required by Item 601 of Regulation S-K (§229.601 of this chapter) and by paragraph (b) below. Identify in the list each management contract or compensatory plan or arrangement required to be filed as an exhibit to this form pursuant to Item 15(b) of this report.

(b)

Registrants shall file, as exhibits to this form, the exhibits required by Item 601 of Regulation S-K (§ 229 .601 of this chapter).

(c)

Registrants shall file, as financial statement schedules to this form, the financial statements required by Regulation S-X (1 7 CFR 210) which are excluded from the annual report to shareholders by Rule 14a-3(b) including (1) separate financial statements of subsidiaries not consolidated and fifty percent or less owned persons; (2) separate financial statements of affiliates whose securities are pledged as collateral ; and (3)schedules.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated:   February 17, 2015

CASCADE ENERGY, INC.

By:	/s/ Robert Hughes
Robert Hughes, Chief Executive Officer, (Principal Executive Officer) Chief Financial Officer, (Principal Accounting Officer) and President

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated

Signature	Title	Date

/s/ Robert Hughes	Chief Executive Officer, (Principal Executive Officer) Chief Financial Officer, (Principal Accounting Officer), President	February 17, 2015